Form 10KSB
period 2000-12-31
FIRST BANCTRUST CORP
filed 2001-04-30
CIK 1129847

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB


[X]  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934.   For the fiscal year ended     DECEMBER 31, 2000
                                             -------------------------

     Special Financial Report containing only financial statements for the fiscal year ended December 31, 2000, pursuant to Rule 15d-2.

                                  - or -

[ ]  Transition report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from ________ to _______

                     Commission File Number:  0-32535

                       FIRST BANCTRUST CORPORATION
          ------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

       DELAWARE                                37-1406661
------------------------------          -----------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

         206 SOUTH CENTRAL AVENUE
            PARIS, ILLINOIS                            61944
----------------------------------------            ------------
(Address of Principal Executive Offices)             (Zip Code)

(Issuer's telephone number, including area code)           (217) 465-6381
                                                      ------------------------

             Securities registered under Section 12(b) of the Act:
                                     NONE
                              ------------------

       Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock (par value $0.01 per share)
                   ----------------------------------------
                               (Title of Class)

Check whether the Issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES [ ]      NO [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 30, 2001 there were 1,520,875 shares of the Registrant's Common Stock outstanding.






                    First Bank & Trust, SB and Subsidiaries
                              Table of Contents

                                                              Page
------------------------------------------------------------------

Independent Auditor's Report                                   1

Financial Statements

  Consolidated balance sheet                                   2

  Consolidated statement of income                             3

  Consolidated statement of equity capital                     4

  Consolidated statement of cash flows                         5

  Notes to consolidated financial statements                   7



      All financial statement schedules are omitted because the required information either is not available or is shown in the financial statements or in the notes thereto.

      First BancTrust Corporation was incorporated in November 2000. First BancTrust's capitalization at December 31, 2000 was $1,000, and it was engaged in only minimal activities at that date; accordingly, the financial statements of First BancTrust have been omitted because of their immateriality. First BancTrust Corporation acquired all of the capital stock of First Bank & Trust,
S. B. on April 18, 2001. This special financial report contains only financial statements and is being filed in accordance with Rule 15d-2 of the Securities Exchange Act of 1934.








                         Independent Auditor's Report


          To the Board of Directors
          First Bank & Trust, SB and Subsidiaries
          Paris, Illinois


          We have audited the accompanying consolidated balance sheet of First Bank & Trust, SB and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, equity capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Bank & Trust, SB and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



          /s/ Olive LLP

          Decatur, Illinois
          January 12, 2001








                     First Bank & Trust, SB and Subsidiaries
                           Consolidated Balance Sheet

December 31                                    2000          1999
---------------------------------------------------------------------
Assets
 Cash and due from banks                   $  6,659,627  $  8,631,287
 Interest-bearing demand deposits             2,486,762     4,047,699
                                          ---------------------------
    Cash and cash equivalents                 9,146,389    12,678,986
 Interest-bearing deposits                       50,310
 Investment securities available for sale    41,142,129    33,374,600
 Loans, net of allowance for loan losses    110,362,952   110,401,695
  of $2,221,982 and $1,583,872
 Premises and equipment                       2,488,482     2,787,102
 Federal Home Loan Bank stock                 1,477,600     1,400,000
 Foreclosed assets                              456,699       645,766
 Other assets                                 6,569,675     6,495,032
                                           --------------------------
    Total assets                           $171,694,236  $167,783,181
                                           ==========================

Liabilities
 Deposits
  Noninterest bearing                      $ 15,583,695  $ 13,945,916
  Interest bearing                          118,490,606   112,632,621
                                           --------------------------
    Total deposits                          134,074,301   126,578,537
 Short-term borrowings                        1,500,000     5,500,000
 Long-term debt                              21,529,172    22,624,400
 Advances by borrowers for taxes and
  insurance                                     146,879       183,900
 Other liabilities                            1,080,383       908,163
                                           --------------------------
    Total liabilities                       158,330,735   155,795,000
                                           --------------------------
Commitments and Contingent Liabilities

Equity Capital
 Retained earnings                           13,428,894    12,692,718
 Accumulated other comprehensive loss           (65,393)     (704,537)
                                           --------------------------
    Total equity capital                     13,363,501    11,988,181
                                           --------------------------
    Total liabilities and equity capital   $171,694,236  $167,783,181
                                           ==========================

See notes to consolidated financial statements.


                                    (2)



                     First Bank & Trust, SB and Subsidiaries
                       Consolidated Statement of Income

Years Ended December 31                       2000            1999
---------------------------------------------------------------------------
Interest Income
 Loans receivable
  Taxable                               $  9,673,626    $  9,665,458
  Tax exempt                                  64,344          77,124
 Investment securities
  Taxable                                  2,149,882       1,464,779
  Tax exempt                                 215,380         187,831
 Deposits with financial institutions        173,335         120,111
 FHLB stock dividends                        107,544          63,750
                                       ------------------------------------
    Total interest income                 12,384,111      11,579,053
                                       ------------------------------------
Interest Expense
 Deposits                                  5,920,101       5,136,443
 Federal Home Loan Bank                    1,438,775       1,000,527
 Other interest expense                        4,452           9,080
                                       ------------------------------------
    Total interest expense                 7,363,328       6,146,050
                                       ------------------------------------
Net Interest Income                        5,020,783       5,433,003
 Provision for loan losses                 1,152,000         844,982
                                       ------------------------------------
Net Interest Income After Provision
 for loan losses                           3,868,783       4,588,021
                                       ------------------------------------
Other Income
 Service charges on deposit accounts         436,142         340,326
 Loan servicing fees                         142,322         194,608
 Other customer fees                         701,834         566,246
 Net realized gains (losses) on sales of
  available-for-sale securities               (3,056)         13,671
 Net gains on loan sales                     645,320         261,378
 Brokerage fees                              144,738          64,203
 Abstract and title fees                     304,715         287,128
 Other income                                210,677         133,087
                                       ------------------------------------
    Total other income                     2,582,692       1,860,647
                                       ------------------------------------
Other Expense
 Salaries and employee benefits            3,037,138       3,117,132
 Net occupancy expenses                      170,411         163,685
 Equipment expenses                          710,699         741,939
 Data processing fees                        503,144         520,123
 Deposit insurance expense                    25,430          72,013
 Printing and office supplies                119,398         132,445
 Advertising and promotion                   175,472         183,005
 Other expenses                              748,202         658,912
                                       ------------------------------------
    Total other expense                    5,489,894       5,589,254
                                       ------------------------------------
Income Before Income Tax                     961,581         859,414
 Income tax expense                          225,405         149,460
                                       ------------------------------------
Net Income                              $    736,176    $    709,954
                                       ====================================


See notes to consolidated financial statements.


                                    (3)



                    First Bank & Trust, SB and Subsidiaries
                    Consolidated Statement of Equity Capital

                                                      Accumulated
                                                         Other
                        Comprehensive   Retained     Comprehensive
                        Income (Loss)   Earnings      Income(Loss)     Total
-------------------------------------------------------------------------------
Balances, January 1,
 1999                                 $ 11,982,764      $ 90,475    $12,073,239
 Comprehensive loss
  Net income            $  709,954         709,954                      709,954
  Other comprehensive
   loss, net of tax
    Unrealized losses on
     securities, net of
     reclassification
     adjustment           (795,012)                     (795,012)     (795,012)
                        ------------
 Comprehensive loss     $  (85,058)
                        ============
                                      -----------------------------------------
Balances, December 31,
 1999                                   12,692,718      (704,537)    11,988,181
 Comprehensive income
  Net income            $  736,176         736,176                      736,176
  Other comprehensive
   income, net of tax
   Unrealized gains on
    securities, net of
    reclassification
    adjustment             639,144                       639,144        639,144
                        ----------
 Comprehensive income   $1,375,320
                        ==========
                                      -----------------------------------------
Balances, December 31,
 2000                                  $13,428,894      $(65,393)   $13,363,501
                                      =========================================


See notes to consolidated financial statements.









                                    (4)



                    First Bank & Trust, SB and Subsidiaries
                     Consolidated Statement of Cash Flows

Year Ended December 31                     2000               1999
------------------------------------------------------------------------
Operating Activities
 Net income                           $   736,176         $   709,954
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Provision for loan losses             1,152,000             844,982
  Depreciation and amortization           356,258             346,115
  Deferred income tax                    (242,127)            (21,387)
  Investment securities amortization,
   net                                     89,849              32,077
  Investment securities (gains) losses      3,056             (13,671)
  Net gains on sale of loans             (645,320)           (261,378)
  Loans originated for sale           (11,885,886)        (13,331,622)
  Proceeds on loans sold               12,531,206          13,593,000
  Net gains on sales of premises and
   equipment                             (113,933)             (6,558)
  Net loss on sales of foreclosed
   assets                                  92,897              79,383
  Change in
   Other assets                          (447,337)         (1,443,728)
   Other liabilities                      342,888            (392,821)
                                      ----------------------------------
    Net cash provided by operating
     activities                         1,969,727             134,346
                                      ----------------------------------
Investing Activities
 Net change in interest-bearing time
  deposits                                (50,310)             50,000
 Purchases of securities available
  for sale                            (10,826,159)        (17,601,008)
 Proceeds from maturities of
  securities available for sale         3,068,788           6,151,963
 Proceeds from sales of securities
  available for sale                      980,234             908,190
 Purchases of Federal Home Loan Bank
  stock                                   (77,600)           (775,000)
 Net changes in loans                  (1,977,535)         (3,365,204)
 Proceeds from sales of foreclosed
  assets                                  960,448             528,886
 Purchases of premises and equipment     (181,600)           (349,654)
 Proceeds from sale of premises and
  equipment                               237,895              10,520
------------------------------------------------------------------------
    Net cash used by investing
     activities                        (7,865,839)        (14,441,307)
------------------------------------------------------------------------





                                    (5)


                    First Bank & Trust, SB and Subsidiaries
                     Consolidated Statement of Cash Flows

Year Ended December 31                     2000               1999
------------------------------------------------------------------------
Financing Activities
 Net change in
  Noninterest-bearing, interest-
   bearing demand and savings
   deposits                          $  16,167,697     $    (793,094)
  Certificates of deposit               (8,671,933)         (977,247)
  Short-term borrowings                 (4,000,000)        5,500,000
 Repayment of Federal Home Loan Bank
  advances                             (19,500,000)       (8,500,000)
 Proceeds from Federal Home Loan Bank
  advances                              18,500,000        18,500,000
 Repayment of other borrowings             (95,228)         (104,647)
 Net change in advances by borrowers
  for taxes and insurance                  (37,021)            3,742
                                     -----------------------------------
    Net cash provided by financing
     activities                          2,363,515        13,628,754
                                     -----------------------------------
 Net Change in Cash and Cash
  Equivalents                           (3,532,597)         (678,207)

 Cash and Cash Equivalents,
  Beginning of Year                     12,678,986        13,357,193
                                     -----------------------------------
 Cash and Cash Equivalents, End of
  Year                               $   9,146,389    $   12,678,986
                                     ===================================
 Additional Cash Flows Information
  Interest paid                      $   7,338,199    $    6,108,493
  Income tax paid                          315,000            97,251
  Loan balances transferred to real
   estate owned and repossessions          864,278           987,137


See notes to consolidated financial statements.












                                    (6)



                   First Bank & Trust, SB and Subsidiaries
                 Notes to Consolidated Financial Statements


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Bank & Trust, SB (Bank) and its wholly owned subsidiaries, ECS Service Corporation, First Charter Service Corporation and Community Finance Center, Inc., conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Bank operates under a state savings bank charter and provides full banking services. As a state chartered savings bank, the Bank is subject to regulation by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Edgar and Clark Counties, as well as the surrounding communities. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in the agriculture industry.

Consolidation - The consolidated financial statements include the accounts of the Bank and subsidiaries after elimination of all material intercompany transactions and accounts.

Investment Securities - Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. In applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, the Bank considers its investments in 1-4 family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for valuation of impairment.
The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.


                                    (7)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements

Allowances for loan and real estate losses are maintained to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the Bank's key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results, and findings of an independent third party conducting semi-annual reviews of the loan portfolio.

The allowance for loan losses also incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. A loan is considered impaired when management determines that it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral of the loan, if collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses.

The determination of the adequacy of the allowance for loan losses and the valuation of real estate is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2000, the allowance for loan losses and carrying value of foreclosed real estate are adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets.
Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.


                                    (8)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Servicing rights on originated loans are capitalized by allocating the total cost of the loans between the servicing rights and the loans based on their relative fair value. The original amount capitalized and net cash gains on the sales are recognized as a gain and included as gain on sale of loans in the income statement. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. The amortization of the capitalized servicing rights is offset by the servicing fees received and is included as loan services fees in the income statement.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Bank files consolidated income tax returns with its subsidiaries.

Reclassifications of certain amounts in the December 31, 1999, consolidated financial statements have been made to conform to the December 31, 2000, presentation.


Note 2 - Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2000 was $1,354,000


Note 3 - Investment Securities

                                             2000
                          -----------------------------------------------------
                                           Gross          Gross
                          Amortized     Unrealized     Unrealized       Fair
December 31                 Cost           Gains         Losses        Value
-------------------------------------------------------------------------------
Available for sale
 Federal agencies       $16,997,025                     $(368,288)  $16,628,737
 State and municipal      4,856,411      $ 98,211         (42,326)    4,912,197
 Mortgage-backed         18,718,337       248,196         (53,489)   18,913,044
  securities
 Other securities           681,189         6,962                       688,151
                        -------------------------------------------------------
    Total available
     for sale           $41,252,962      $353,270       $(464,103)  $41,142,129
                        =======================================================


                                    (9)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


                                               1999
                          -----------------------------------------------------
                                           Gross         Gross
                          Amortized      Unrealized    Unrealized       Fair
December 31                 Cost           Gains        Losses          Value
-------------------------------------------------------------------------------
Available for sale
 Federal agencies         $16,498,080                  $(934,697)   $15,563,383
 State and municipal        4,014,898      $28,279      (153,558)     3,889,619
 Mortgage-backed
  securities               13,169,518        7,449      (147,440)    13,029,527
Other securities              886,234        5,837                      892,071
                          -----------------------------------------------------
 Total available for sale $34,568,730      $41,565   $(1,235,695)   $33,374,600
                          =====================================================

The amortized cost and fair value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized Cost        Fair Value
-------------------------------------------------------------------------------
One to five years                           $  7,568,222        $  7,499,295
Five to ten years                             10,946,382          10,669,930
After ten years                                3,338,832           3,371,709
                                            -----------------------------------
                                              21,853,436          21,540,934
Mortgage-backed securities                    18,718,337          18,913,044
Other asset-backed securities                    681,189             688,151
                                            -----------------------------------
    Totals                                  $ 41,252,962        $ 41,142,129
                                            ===================================

Securities with a carrying value of approximately $20,701,037 and $19,520,747 were pledged at December 31, 2000 and 1999, to secure certain deposits, short-term borrowings, and for other purposes as permitted or required by law. In addition, all otherwise unpledged securities are pledged along with qualified first mortgage loans as collateral for Federal Home Loan Bank advances.

Proceeds from sales of securities available for sale during the years ended December 31, 2000 and 1999, were $980,234 and $908,190. Gross gains of $7,492 and $13,671 and gross losses of $10,548 and $0 were realized on those sales. There were no sales of securities held to maturity. The tax expense (benefit) related to the sales of securities available for sale were approximately $(1,249) and $5,605.

There were no securities transferred between classifications during the years ended December 31, 2000 and 1999.


                                    (10)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 4 - Loans and Allowance

                                                  2000              1999
-------------------------------------------------------------------------------
Commercial and industrial loans               $  8,037,594       $  7,319,294
Real estate loans (includes $12,447,702
 and $10,522,936 secured by farmland)           67,928,746         58,976,818
Construction loans                                 439,680          1,200,357
Agricultural production financing and
 other loans to farmers                          9,563,597         14,661,980
Individuals' loans for household and
 other expenditures                             26,750,417         29,053,641
Tax-exempt loans                                 1,012,684          1,154,816
                                             ----------------------------------
                                               113,732,718        112,366,906
Undisbursed loans in process                      (193,621)           (69,540)
Unearned interest                                 (954,163)          (311,799)
Allowance for loan losses                       (2,221,982)        (1,583,872)
                                             ----------------------------------
    Total loans                               $110,362,952       $110,401,695
                                             ==================================
Allowance for loan losses
 Balances, January 1                          $  1,583,872       $  1,416,478
 Provision for losses                            1,152,000            844,982
 Loans charged off                                (668,238)          (883,982)
 Recoveries                                        154,348            206,394
                                             ----------------------------------
 Balances, December 31                       $   2,221,982       $  1,583,872
                                             ==================================


Information on impaired loans is summarized below.

December 31                                       2000              1999
-------------------------------------------------------------------------------
Impaired loans with an allowance               $  763,399          $1,457,923
Impaired loans for which the discounted cash
 flows or collateral value exceeds the          5,097,120           3,529,470
 carrying value of the loan
                                               --------------------------------
                                               $5,860,519          $4,987,393
                                               ================================
Allowance for impaired loans (included in the
 Company's allowance for loan losses)          $  387,805          $  404,273



Year Ended December 31                            2000              1999
-------------------------------------------------------------------------------
Average balance of impaired loans              $5,645,573          $5,136,052
Interest income recognized on impaired loans      486,494             351,633
Cash-basis interest included above                435,276             346,265


                                    (11)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 5 - Premises and Equipment

December 31                                       2000              1999
-------------------------------------------------------------------------------
Land                                           $  488,052         $  461,952
Buildings and land improvements                 1,876,673          2,024,890
Leasehold improvements                            229,344            226,862
Furniture and equipment                         3,493,822          3,395,982
                                               --------------------------------
    Total cost                                  6,087,891          6,109,686
Accumulated depreciation and amortization      (3,599,409)        (3,322,584)
                                               --------------------------------
    Net                                        $2,488,482         $2,787,102
                                               ================================

Note 6 - Other Assets and Other Liabilities

December 31                                       2000              1999
-------------------------------------------------------------------------------
Other assets
 Interest receivable
  Investment securities                        $  263,336         $  239,413
  Mortgage-backed securities                      109,201             74,524
  Loans                                         1,571,978          1,763,193
 Cash value of insurance                        1,901,944          1,813,000
 Loan servicing assets                          1,702,846          1,469,467
 Income tax refundable                                               170,668
 Deferred income tax asset                        334,735            536,759
 Prepaid expenses and other                       685,635            428,008
                                               --------------------------------
    Total                                      $6,569,675         $6,495,032
                                               ================================
Other liabilities
 Interest payable
  Deposits                                     $   66,264         $   37,027
  Other borrowings                                127,959            132,067
 Income tax payable                                23,257
 Pass through payments received on loans
  sold                                            319,753            352,586
 Accrued expenses and other liabilities           543,150            386,483
                                               --------------------------------
    Total                                      $1,080,383         $  908,163
                                               ================================


                                    (12)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 7 - Deposits

December 31                                       2000              1999
-------------------------------------------------------------------------------
Demand deposits                               $ 52,532,677      $ 34,295,008
Savings deposits                                 7,308,900         9,378,872
Certificates and other time deposits of
 $100,000 or more                               16,645,719        16,577,102
Other certificates and time deposits            57,587,005        66,327,555
                                              ---------------------------------
    Total deposits                            $134,074,301      $126,578,537
                                              =================================


Certificates and other time deposits maturing in years ending December 31:


2001                                         $48,691,664
2002                                          18,074,359
2003                                           3,927,296
2004                                           1,221,564
2005                                           2,173,399
Thereafter                                       144,442
                                             -----------
    Total                                    $74,232,724
                                             ===========

Note 8 - Short-term Borrowings

The Bank has an open line of credit with the Federal Home Loan Bank
(FHLB) of which $1,500,000 and $5,500,000 had been extended as of December 31, 2000 and 1999, respectively. The interest rate as of December 31, 2000 and 1999 was 6.24% and 4.74% and is adjusted daily. The line is secured by qualifying first mortgage loans and investment securities pledged by the Bank which also secure the long-term debt with the FHLB. The Bank may borrow up to 60% of the pledged collateral in combined short-term and long-term debt with the FHLB.


Note 9 - Long-Term Debt

December 31                                       2000              1999
-------------------------------------------------------------------------------
Federal Home Loan Bank (FHLB) advances,
 fixed and variable rates ranging from
 5.05% to 6.80% at December 30, 2000, due
 at various dates through February 2008        $21,500,000       $22,500,000
Contract for deed                                   29,172            42,067
Other borrowings                                                      82,333
                                               --------------------------------
    Total long-term debt                       $21,529,172       $22,624,400
                                               ================================

                                    (13)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


The Federal Home Loan Bank advances are secured by first-mortgage loans and investment securities totaling $45,370,594 and $45,702,000 as of December 31, 2000 and 1999. Advances are subject to restrictions or penalties in the event of prepayment. The Bank has $3,000,000 in callable FHLB borrowings as of December 31, 2000 with a weighted average interest rate of 5.19%. These callable advances are subject to being called as follows: $1,500,000 in 2001 and $1,500,000 in 2003.

Contractual maturities of long-term debt in periods ending December 31     2000
-------------------------------------------------------------------------------
2001                                                                $18,513,600
2002                                                                     14,343
2003                                                                      1,229
2004
2005
Thereafter                                                            3,000,000
                                                                    -----------
                                                                    $21,529,172
                                                                    ===========

During 1993, the Bank purchased real estate for building expansion. The real estate was purchased on a contract for deed over a period of ten years. The interest rate was 6.25% through January 15, 1998 and 5.53% thereafter.

During 1997, ECS Service Corporation, the Bank's wholly owned subsidiary, purchased and began operation of a title company. Terms of the purchase require ECS to make equal annual principal and interest payments of approximately $94,000 over three years through January, 2000 at a rate of 7.00%.


Note 10 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans consist of the following:

December 31                                       2000              1999
-------------------------------------------------------------------------------
Mortgage loan portfolio serviced for
 FHLMC                                          $31,949,531     $33,004,581
 IHDA                                            10,466,918       9,300,207
 Farmer MAC                                       1,236,787       2,242,752
 GSC Group                                       14,373,416      12,299,595
 Other investors                                  1,104,408       2,193,747
                                                -------------------------------
                                                $59,131,060     $59,040,882
                                                ===============================


                                    (14)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


The aggregate fair value of capitalized servicing rights at December 31, 2000 and 1999 totaled $1,702,846 and $1,469,467. Comparable market values were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

December 31                                       2000              1999
-------------------------------------------------------------------------------
Servicing Rights
 Balance, beginning of period                  $1,469,467       $1,494,179
 Servicing rights capitalized                     628,726          231,887
 Amortization of servicing rights                (395,347)        (256,599)
                                               --------------------------------
Balance, end of period                         $1,702,846       $1,469,467
                                               ================================

Note 11 - Income Tax

Year Ended December 31                            2000              1999
-------------------------------------------------------------------------------
Income tax expense
 Currently payable
  Federal                                       $440,726         $190,066
  State                                           26,806          (19,219)
 Deferred
  Federal                                       (200,965)         (17,751)
  State                                          (41,162)          (3,636)
                                                -------------------------------
    Total income tax expense                    $225,405         $149,460
                                                ===============================
Reconciliation of federal statutory to actual
 tax expense
 Federal statutory income tax at 34%            $326,938         $292,201
 Tax-exempt interest                             (72,205)         (74,500)
 Effect of state income taxes                     (9,475)         (15,084)
 Increase in cash surrender value of life
  insurance                                      (39,863)
 Other                                            20,010          (53,157)
                                                -------------------------------
    Actual tax expense                          $225,405         $149,460
                                                ===============================


                                    (15)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                       2000              1999
-------------------------------------------------------------------------------
Assets
 Reserve for uncollected interest                $ 39,546          $ 17,824
 Differences in accounting for loan losses        753,107           472,329
 Unrealized loss on securities available for
  sale                                             45,440           489,593
 Deferred compensation and other benefits          28,551
 Other                                             47,756            45,913
                                                 ------------------------------
    Total assets                                  914,400         1,025,659
                                                 ------------------------------
Liabilities
 Differences in depreciation methods             (220,440)         (215,567)
 Deferred premium on loan sales                   (10,678)          (10,678)
 FHLB stock dividends                             (32,060)          (11,602)
 Capitalized mortgage servicing rights           (316,487)         (249,399)
 Other                                                               (1,654)
                                                 ------------------------------
    Total liabilities                            (579,665)         (488,900)
                                                 ------------------------------
                                                 $334,735          $536,759
                                                 ==============================

Retained earnings include approximately $2,000,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of March 31, 1987, for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $800,000.


Note 12 - Other Comprehensive Income

                                                        2000
                                      -----------------------------------------
                                      Before-Tax         Tax        Net-of-Tax
Year Ended December 31                  Amount         Expense        Amount
-------------------------------------------------------------------------------
Unrealized gains on securities:
 Unrealized holding gains arising
  during the year                     $1,080,241     $(442,904)      $637,337
 Less:
  Reclassification adjustment for         (3,056)        1,249         (1,807)
   losses realized in net income
                                      -----------------------------------------
Other comprehensive income            $1,083,297     $(444,153)      $639,144
                                      =========================================


                                    (16)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


                                                        1999
                                      -----------------------------------------
                                      Before-Tax         Tax        Net-of-Tax
Year Ended December 31                  Amount         Benefit        Amount
-------------------------------------------------------------------------------
Unrealized losses on securities:
 Unrealized holding losses arising
  during the year                    $(1,333,810)      $546,864      $(786,946)
 Less:
  Reclassification adjustment for
   gains realized in net income           13,671         (5,605)         8,066
                                     ------------------------------------------
 Other comprehensive loss            $(1,347,481)      $552,469      $(795,012)
                                     ==========================================


Note 13 - Commitments and Contingent Liabilities


In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

December 31                                       2000              1999
-------------------------------------------------------------------------------
Mortgage loan commitments                      $2,604,216        $1,090,283
Consumer loan commitments                         467,875           368,251
Commercial loan commitments, including unused
 lines of credit                                4,668,760         8,842,367


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

Two former employees have filed two separate lawsuits against the Bank involving various accusations. Both cases are currently in preliminary stages of litigation. Based on the current status of the litigation, the Bank's attorneys have advised that they are unable to express an opinion as to the ultimate dispositions of the claims.
They are also unable to estimate the potential losses that could be incurred if there are unfavorable outcomes. As such, no accrual for loss from these actions has been recognized in the accompanying financial statements.


                                    (17)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


In addition, the Bank and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.


Note 14 - Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:


                                                 2000
                          -----------------------------------------------------
                                             Required for         To Be Well
                             Actual      Adequate Capital (1)   Capitalized (1)
                          -----------------------------------------------------
September 30              Amount   Ratio    Amount   Ratio      Amount   Ratio
-------------------------------------------------------------------------------
                                            (in thousands)
Total capital(1)(to risk-
 weighted assets)          $14,588   13.4%  $8,699    8.0%      $10,874   10.0%
Tier 1 capital(1)(to risk-
 weighted assets)           13,220   12.2    4,350    4.0         6,524    6.0
Tier 1 capital(1)(to
 average assets)            13,220    7.8    6,737    4.0         8,421    5.0


                                                 1999
                          -----------------------------------------------------
                                             Required for         To Be Well
                             Actual      Adequate Capital (1)   Capitalized (1)
                          -----------------------------------------------------
December 31               Amount   Ratio    Amount   Ratio      Amount   Ratio
-------------------------------------------------------------------------------
                                            (in thousands)

Total capital(1)(to risk-
 weighted assets)         $13,526   12.5%   $8,634   8.0%       $10,793   10.0%
Tier 1 capital(1)(to risk-
 weighted assets)          12,346   11.4     4,317   4.0          6,476    6.0
Tier 1 capital(1)(to
 average assets)           12,346    7.6     6,527   4.0          8,159    5.0


(1)  As defined by regulatory agencies


                                    (18)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 15 - Benefit Plans


The Bank has a retirement savings 401(k) Plan in which substantially all employees may participate. The Bank may contribute to the plan at the discretion of the Board of Directors. The Bank's expense for the plan was $52,443, and $56,878 for the years ending December 31, 2000 and 1999.

The Bank also maintains a voluntary employee's benefit association
(VEBA) for the benefit of substantially all of its full-time employees. Those benefits available under the VEBA include major medical, life, accidental death and dismemberment, and disability insurance. These benefits are available to all employees who have attained a minimum age and length of service. The VEBA is funded through voluntary contributions from employees and contributions of the Bank. Bank contributions totaled $252,500 and $245,060 for the years ended December 31, 2000 and 1999. The VEBA has been determined to be a tax-exempt organization with its fiscal year ending December 31.

During 2000, the Bank adopted a defined-benefit deferred director fee plan covering certain directors and employees. The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated financial statements as of and for the period ended December 31, 2000.

December 31                                                      2000
----------------------------------------------------------------------
Benefit obligation                                             $33,456
Fair value of plan assets                                            0
                                                            ----------
Funded status                                                $(33,456)
                                                            ==========
Accrued benefit cost recognized in the balance sheet         $(33,456)


Year Ended December 31                                           2000
----------------------------------------------------------------------
Benefit cost                                                   $33,456
Employee contribution                                                0
Benefits paid                                                        0


December 31                                                      2000
----------------------------------------------------------------------
Weighted average assumptions
 Discount Rate                                                    8.0%
 Expected return on Plan assets                                   0.0%
 Rate of compensation increase                                    0.0%


                                    (19)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 16 - Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties was as follows:

December 31                                       2000        1999
----------------------------------------------------------------------
Beginning of period                            $ 600,743    $ 514,959
New loans, including renewals                    205,011      292,188
Repayments, including renewals                  (228,452)    (206,404)
                                              ------------------------
    Balance                                    $ 577,302    $ 600,743
                                              ========================

Deposits from related parties held by the Bank at December 31, 2000 and 1999 totaled $668,327 and $491,315.



Note 17 - Leases

The Bank has several noncancellable operating leases, primarily for equipment, that expire over the next two years. These leases generally contain renewal options for a period of two years and require the Bank to pay all executory costs such as taxes, maintenance, and insurance. Rental expense for these leases consisted of $133,689 for the years ended December 31, 2000 and 1999.

Future minimum lease payments under operating leases are:

Years Ending December 31                                      2000
----------------------------------------------------------------------
2001                                                         $151,436
2002                                                           21,050
                                                           -----------
    Total                                                    $172,486
                                                           ===========













                                    (20)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


Note 18 - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-Bearing Deposits - The fair value of interest-bearing deposits approximates carrying value.

Securities - Fair values are based on quoted market prices.

Loans - For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

Cash Surrender Value of Life Insurance - Fair values are based on estimated net realizable value.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits - The fair values of noninterest-bearing and interest-bearing demand accounts and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Short-Term Borrowings - Short-term borrowings represents a FHLB line of credit. The rate approximates market rates, thus the fair value approximates carrying value.

Long-Term Debt - The fair values of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt. For long-term debt consisting of adjustable instruments tied to a variable market interest rate, fair value approximates carrying value.

Advance Payments by Borrowers for Taxes and Insurance - The fair value approximates the carrying value.

Off-Balance Sheet Commitments - Commitments include commitments to originate mortgage, consumer, and commercial loans and commitments to sell mortgage loans and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


                                    (21)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


The estimated fair values of the Bank's financial instruments are as follows:

                                     2000                        1999
                           ----------------------------------------------------
                            Carrying         Fair        Carrying        Fair
December 31                  Amount          Value        Amount         Value
-------------------------------------------------------------------------------
Assets
 Cash and cash equivalents  $9,146,389   $9,146,389    $12,678,986  $12,678,986
 Interest-bearing deposits      50,310       50,310
 Investment securities
  available for sale        41,142,129   41,142,129     33,374,600   33,374,600
 Loans, net                110,362,952  109,710,818    110,401,695  108,938,010
 Interest receivable         1,944,515    1,944,515      2,077,130    2,077,130
 Federal Home Loan Bank
  stock                      1,477,600    1,477,600      1,400,000    1,400,000
 Cash surrender value of
  life insurance             1,901,944    1,901,944      1,813,000    1,813,000

Liabilities
 Deposits                  134,074,301  134,313,657    126,578,537  126,989,845
 Short-term borrowings       1,500,000    1,500,000      5,500,000    5,500,000
 Long-term debt             21,529,172   21,395,779     22,624,400   22,314,958
 Interest payable              194,223      194,223        169,094      169,094
 Advances by borrowers
  for taxes and insurance      146,879      146,879        183,900      183,900

Off-balance sheet items -
commitments                          0            0              0            0


Note 19 - Plan of Conversion and Other Matters

On October 16, 2000, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a state mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. The conversion will be accomplished through the amendment of the Bank's charter and the sale of the proposed holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the conversion. A subscription offering of the shares of common stock will be offered initially to the Bank's eligible deposit account holders, then to other members of the Bank. Any shares of the holding company's common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to the Bank's market area.


                                   (22)



First Bank & Trust, SB and Subsidiaries
Notes to Consolidated Financial Statements


At the time of conversion, the Bank will establish a liquidation account in an amount equal to its retained earnings as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense.

















                                    (23)




                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST BANCTRUST CORPORATION

April 26, 2001
                                By:  /s/ Terry J. Howard
                                     -------------------------------------
                                     Terry J. Howard
                                     President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph R. Schroeder
---------------------------                              April 26, 2001
Joseph R. Schroeder
Director

/s/ Terry T. Hutchison
---------------------------                              April 26, 2001
Terry T. Hutchison
Director

/s/ Christopher M. Eldredge
---------------------------                              April 26, 2001
Christopher M. Eldredge
Director

/s/ John W. Welborn
---------------------------                              April 26, 2001
John W. Welborn
Director

/s/ Robert E. Sprague
---------------------------                              April 26, 2001
Robert E. Sprague
Chairman of the Board

/s/ Terry J. Howard
---------------------------                              April 26, 2001
Terry J. Howard
Director, President and Chief Executive Officer
(principal executive officer)

/s/ David W. Dick
---------------------------                              April 26, 2001
David W. Dick
Director

/s/ Mary Ann Tucker
---------------------------                              April 26, 2001
Mary Ann Tucker
Director

/s/ Ellen M. Litteral
---------------------------                              April 26, 2001
Ellen M. Litteral
Vice President and Controller
(principal financial officer and controller)



                                  (24)