Form 10QSB
period 2001-03-31
FIRST BANCTRUST CORP
filed 2001-05-17
CIK 1129847

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from __________ to __________
                        Commission file number 0-32535


                          FIRST BANCTRUST CORPORATION
       (Exact name of small business issuer as specified in its charter)

                                   Delaware
        (State of other jurisdiction of incorporation or organization)

                                  37-1406661
                       (IRS Employer Identification No.)

                           206 South Central Avenue
                            Paris, Illinois  61944
                    (Address of Principal ExecutiveOffices)

                                     61944
                                  (ZIP Code)

                                 217-465-6381
               (Issuer's telephone number, including area code)

  Check whether the issuer: (1) filed all reports required to be filed by
   Section 13 or 15 (d) of the Exchange Act during the past 12 months
   (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
       requirements for the past 90 days.  Yes     No  X
                                               ---    ---

  State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

 As of May 14, 2001 the Registrant had outstanding 1,520,875 shares of common stock.

 Transitional Small Business Disclosure format (Check one):  Yes [ ]   no [X]





                         First BancTrust Corporation

                        Form 10-QSB Quarterly Report

               Index                                            Page

 PART I - Financial Information

     Item 1    Financial Statements
               Condensed Consolidated Balance Sheet
                 (As of March 31, 2001 and December 31, 2000)     1
               Condensed Consolidated Statement of Income
                 (For the three months ended March 31, 2001
                 and 2000)                                        2
               Consolidated Statement of Equity Capital (For
                 the three months ended March 31, 2001 and
                 2000)                                            3
               Condensed Consolidated Statement of Cash Flows
                 (For the three months ended March 31, 2001
                 and 2000)                                        4
     Item 2    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    7

 PART II - Other Information

     Item 1    Legal Proceedings                                  12
     Item 2    Changes in Securities                              13
     Item 3    Defaults Upon Senior Securities                    13
     Item 4    Submission of Matters to a Vote of Securities
                 Holders                                          13
     Item 5    Other Information                                  13
     Item 6    Exhibits and Reports on Form 8-K                   13

 SIGNATURES                                                       14

             First Bank & Trust, sb and Subsidiaries
               Condensed Consolidated Balance Sheet
                    (in thousands of dollars)

                                                          March 31,   December 31,
                                                             2001        2000
                                                        (unaudited)
__________________________________________________________________________________
Assets
  Cash and due from banks                             $     9,755   $   6,659
  Interest-bearing demand deposits                         21,248       2,487
                                                          -------     -------
         Cash and cash equivalents                         31,003       9,146
  Interest-bearing deposits                                    50          50
  Investment securities available for sale                 44,132      41,142
  Loans held for sale                                         526           0
  Loans, net of allowance for loans losses of $1,982
    and $2,222                                            107,292     110,363
  Premises and equipment                                    2,478       2,488
  Federal Home Loan Bank stock                              1,507       1,478
  Foreclosed assets                                           727         457
  Other assets                                              6,392       6,570
                                                          -------     -------
         Total assets                                 $   194,107   $ 171,694
                                                          =======     =======

Liabilities
  Deposits
    Noninterest bearing                               $     13,469  $   15,584
    Interest bearing                                       135,865     118,491
                                                           -------     -------
         Total deposits                                    149,334     134,075
  Short-term borrowings                                          0       1,500
  Long-term debt                                            29,026      21,529
  Advances by borrowers for taxes and insurance                333         147
  Other liabilities                                          1,305       1,080
                                                           -------     -------
         Total liabilities                                 179,998     158,331
                                                           -------     -------
Commitments and Contingent Liabilities

Equity Capital
  Retained Earnings                                         13,742      13,429
  Accumulated other comprehensive income (loss)                367        (66)
                                                           -------     -------
         Total equity capital                               14,109      13,363
                                                           -------     -------
         Total liabilities and equity capital         $    194,107  $  171,694
                                                           =======     =======

  See notes to condensed consolidated financial statements.


               First Bank & Trust, sb and Subsidiaries
             Condensed Consolidated Statement of Income
                      (in thousands of dollars)
                            (unaudited)

Three Months Ended March 31                                  2001       2000
______________________________________________________________________________
Interest Income
  Loans receivable
    Taxable                                                $  2,553   $  2,373
    Tax exempt                                                   13         17
  Investment securities
    Taxable                                                     625        496
    Tax exempt                                                   59         48
  Deposits with financial institutions                           67         58
  FHLB stock dividends                                           26         25
                                                              -----      -----
         Total interest income                                3,343      3,017
                                                              -----      -----
Interest Expense
  Deposits                                                    1,516      1,362
  Federal Home Loan Bank                                        398        322
  Other interest expense                                          0          1
                                                              -----      -----
         Total interest expense                               1,914      1,685
                                                              -----      -----

Net Interest Income                                           1,429      1,332
  Provision for loan losses                                     147        125
                                                              -----      -----
Net Interest Income After Provision for Loan Losses           1,282      1,207
                                                              -----      -----

Other Income
  Service charges on deposit accounts                           130        100
  Loan servicing fees                                            22         43
  Other customer fees                                           176        160
  Net gains on loan sales                                       169          1
  Brokerage fees                                                  5          7
  Abstract and title fees                                        84         80
  Other income                                                   36         48
                                                                ---        ---
         Total other income                                     622        439
                                                                ---        ---

Other Expense
  Salaries and employee benefits                                815        749
  Net occupancy expenses                                         48         43
  Equipment expenses                                            164        179
  Data processing fees                                          125        125
  Deposit insurance expense                                       6          6
  Printing and office supplies                                   18         32
  Advertising and promotion                                      39         46
  Other expenses                                                203        163
                                                              -----      -----
         Total other expense                                  1,418      1,343
                                                              -----      -----

Income Before Income Tax                                        486        303

  Income tax expense                                            173        100
                                                                ---        ---
Net Income                                                 $    313   $    203
                                                                ===        ===


See notes to condensed consolidated financial statements.


                      First Bank & Trust, sb and Subsidiaries
                      Consolidated Statement of Equity Capital
                             (in thousands of dollars)
                                    (unaudited)

                                                                                Accumulated
                                                                                   Other
                                                     Comprehensive   Retained   Comprehensive
                                                        Income       Earnings   Income (Loss)   Total
_______________________________________________________________________________________________________
Balances, December 31, 1999                                      $     12,693 $       (704)$     11,989
  Comprehensive income
    Net income                                      $        203          203                       203
    Other comprehensive loss, net of tax
      Unrealized losses on securities, net of
        reclassification adjustment                         (190)                     (190)        (190)
                                                            -----
  Comprehensive income                              $         13
                                                            =====
                                                                       ------         ----       ------
Balances March 31, 2000                                          $     12,896 $       (894)$     12,002
                                                                       ======         =====      ======

Balances, December 31, 2000                                      $     13,429 $        (66)$     13,363
  Comprehensive income
    Net income                                      $        313          313                       313
    Other comprehensive income, net of tax
      Unrealized gains on securities, net of
        reclassification adjustment                          433                       433          433
                                                             ---
  Comprehensive income                              $        746
                                                             ===
                                                                       ------          ---       ------
Balances, March 31, 2001                                         $     13,742 $        367 $     14,109
                                                                       ======          ===       ======

  See notes to condensed consolidated financial statements.


                 First Bank & Trust, sb and Subsidiaries
              Condensed Consolidated Statement of Cash Flows
                        (in thousands of dollars)
                               (unaudited)

Three Months Ended March 31                                         2001       2000
___________________________________________________________________________________
Operating Activities
  Net income                                                     $   313    $   203
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for loan losses                                        147        125
    Depreciation and amortization                                     74         89
    Investment securities amortization, net                            1          4
    Net gains on sales of loans                                     (169)        (1)
    Loans originated for sale                                     (5,076)    (1,169)
    Proceeds on loans sold                                         4,719      1,170
    Net loss on sales of foreclosed assets                             0         (6)
    Change in
      Other assets                                                  (123)       504
      Other liabilities                                              225       (202)
                                                                     ---        ---
        Net cash provided by operating activities                    111        717
                                                                     ---        ---
Investing Activities
  Purchases of securities available for sale                      (6,983)    (3,084)
  Proceeds from maturities of securities available for sale        4,726        536
  Purchases of Federal Home Loan Bank stock                          (29)       (24)
  Net changes in loans                                             2,440        967
  Proceeds from sales of foreclosed assets                           214        466
  Purchases of premises and equipment                                (65)       (67)
  Proceeds from sale of premises and equipment                         1          0
                                                                     ---      -----
        Net cash provided (used) by investing activities             304     (1,206)
                                                                     ---      -----

Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                       $17,840    $(2,665)
    Certificates of deposits                                      (2,581)     4,133
    Short-term borrowings                                         (1,500)     5,000
  Repayment of Federal Home Loan Bank advances                   (10,000)   (11,500)
  Proceeds from Federal Home Loan Bank advances                   17,500          0
  Repayment of other borrowings                                       (3)       (86)
  Net change in advances by borrowers for taxes and insurance        186        123
                                                                  ------      -----
        Net cash provided (used) by financing activities          21,442     (4,995)
                                                                  ------      -----

Net Change in Cash and Cash Equivalents                           21,857     (5,484)

Cash and Cash Equivalents, Beginning of Year                       9,146     12,679
                                                                  ------     ------
Cash and Cash Equivalents, End of Year                           $31,003    $ 7,195
                                                                  ======      =====

Additional Cash Flows Information

  Interest paid                                                  $ 1,841    $ 1,657
  Income tax paid                                                     75          0
  Loan balances transferred to real estate owned and
    repossessions                                                    484        111

  See notes to condensed consolidated financial statements.



















                 First Bank & Trust, sb and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (unaudited)


Note 1 - Basis of Presentation

First BancTrust Corporation was incorporated in November 2000. First BancTrust Corporation's capitalization at March 31, 2001 and December 31, 2000 was $1,000 and it engaged in only minimal activities at those dates; accordingly, the financial statements of First BancTrust Corporation have been omitted because of their immateriality. First BancTrust Corporation acquired all of the capital stock of First Bank & Trust, sb on April 18, 2001.

The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Conversion to Stock Form of Ownership

On October 16, 2000 the Board of Directors of First Bank & Trust, sb (the "Bank") adopted a Plan of Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. A subscription offering of the shares of common stock of the holding company was offered initially to the Bank's eligible deposit account holders. The conversion was completed on April 18, 2001, when there were 1,520,875 shares issued to the public for gross proceeds of $15.2 million. The Bank issued all of its outstanding capital stock to the holding company in exchange for one-half of the net proceeds of the offering, which amounted to $7.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statement. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First Bank & Trust sb (Bank) and its wholly owned subsidiaries, First Charter Service Corporation, ECS Service Corporation, and Community Finance Center, Inc. at March 31, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month period March 31, 2001 to the same period in 2000. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

GENERAL

Total assets of the Bank increased by $22.4 million or 13.1%, to $194.1 million at March 31, 2001 from $171.7 million at December 31, 2000. The increase in total assets was due primarily to a $21.8 million increase in cash and cash equivalents and a $3 million increase in investments available for sale offset by a $3.1 million decrease of loans, net of allowance for loan losses.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased by $21.8 million to $31 million at March 31, 2001 compared to $9.1 million at December 31, 2000. The increase in cash and cash equivalents was primarily the result of $18.2 million in proceeds for orders received from the stock offering for First BancTrust Corporation.

INVESTMENT SECURITIES

First Bank's investment securities amounted to $44.1 million at March 31, 2001 compared to $41.1 million at December 31, 2000. The $3 million increase in investment securities was due to the purchase of $7 million of investments and an increase in market values of available for sale securities of $700,000 offset by maturities of investment securities of $4.7 million. This net increase in investment securities was funded from the increase in borrowings from the Federal Home Loan Bank.

LOANS

First Bank's net loan portfolio decreased by $3.1 million to $107.3 million at March 31, 2001 from $110.4 at December 31, 2000. Gross loans decreased by $3.3 million while the allowance for loan losses decreased by $240,000. Agriculture loans decreased by $1.9 million and farmland loans decreased by $500,000. These seasonal decreases are normal for agricultural- based loans as farmers are at the end of the crop year and have generated cash flow to make annual debt reductions. Commercial loans decreased by $600,000 and consumer loans decreased by $400,000. Management reviewed the impact of the change in loan mix upon determining the adequacy of the allowance for loan losses. Overall, the change in loan mix did not adversely affect the allowance for loan losses from December 31, 2000 to March 31, 2001.

At March 31, 2001 the allowance for loan losses was $1.98 million or 1.81% of the total loan portfolio compared to $2.2 million, or 1.97% at December 31, 2000. First Bank's nonperforming loans and troubled debt restructurings as a percentage of total loans has decreased from 2.34% at December 31, 2000 to 1.66% at March 31, 2001. First Bank's net chargeoffs were $387,000 for the three-months ended March 31, 2001 compared to $48,000 for March 31, 2000. The negative trend in chargeoffs has related primarily to the agricultural industry due to unfavorable commodity prices and weather patterns, which have caused collateral shortfalls and cash flow shortages on certain loans. First Bank individually reviews in detail agricultural loans and provides a specific allowance for those loans based on a detailed analysis. The increase in chargeoffs is a result of these previously identified specific allowances being charged off on the individual specific loans. First Bank has also experienced a decrease in loans past due 90 days or more from $1.7 million at December 31, 2000 to $1.0 million at March 31, 2001.

There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2000 through March 31, 2001. The decrease in the overall allowance for loan losses has occurred as a result of specific chargeoffs. These chargeoffs have also contributed to the reduced level of delinquencies over 90 days.

OTHER ASSETS

Other assets decreased by $178,000 or 2.7% from $6.57 million at December 31, 2000 to $6.39 million at March 31, 2001. This can be attributed primarily to a decrease in accrued interest on loans of $277,000, which was offset by an increase in investment accrued interest of $46,000 and an increase in mortgage servicing rights of $66,500. The decrease in loan accrued interest resulted from the reduction of outstanding principal balances in the agricultural portfolio. Many of the agricultural based loans require annual payments versus monthly; therefore the accrued interest balance accumulates for an entire year until the payment is made. The increase in investment accrued interest occurred due to an increase in the investment portfolio of $3 million. The increase in mortgage servicing rights resulted from a higher volume of loan sales of $4.5 million in the three months ended March 31, 2001 versus $1.2 million in the three months ended March 31, 2000. Of the $4.5 million in loan sales, $2.8 million of the sales were 1-4 family fixed rate loans which were sold in the secondary market to Federal Home Loan Mortgage Corporation with servicing retained on these loans.

DEPOSITS

First Bank's total deposits amounted to $149.3 million at March 31, 2001 compared to $134.1 million at December 31, 2000, an increase of $15.2 million or 11.4%. The increase in total deposits was due to an $18.1 increase in demand deposits offset by decreases in savings deposits of $307,000 and certificates of deposits of $2.58 million. The increase in demand deposits can be attributed to $18.2 million in proceeds for orders receieved from the stock offering for First BancTrust Corporation. The proceeds were placed in an interest-bearing demand account. Certificates of deposit have continued to decline with many depositors transferring their maturing balances to the Investor Checking Account. Depositors are reluctant to invest in term products in the current low rate environment. Investor checking, with a comparable rate to money market accounts, has grown another $1.6 million in the first three months of 2001, to a balance of $32.9 million at March 31, 2001.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

First Bank's short-term borrowings consist of an open line of credit with the Federal Home Loan Bank of Chicago. First Bank's short-term borrowings decreased by $1.5 million to $0 at March 31, 2001. Short-term debt was converted to fixed rate advances, which increased from $21.5 million at December 31, 2000 to $29 million at March 31, 2001, a 34.8% increase. The remainder of the borrowings funded purchases in the investment portfolio. The advances are secured by 1-4 family first-mortgage loans and investment securities totaling $47.2 million and $45.4 million as of March 31, 2001 and 2000. Advances are subject to restrictions or penalties in the event of prepayment. The Bank had adjustable rate advances of $10 million which matured on February 28, 2001 and were converted to a fixed rate advance. Currently, $8.5 million of the outstanding advances as of March 31, 2001 are adjustable rate advances with final maturities in 2001. The remaining $20.5 million in advances as of March 31, 2001 are callable as follows: $1.5 million in 2001, $9 million in 2003, and $10 million in 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net income for the three months ended March 31, 2001 increased by $110,000 or 54.2% from $203,000 for March 31, 2000 to $313,000 for the three months ended March 31, 2001. The increase in net income is primarily due to increases in net interest income and other income offset by increases in provision for loan losses, other expense, and income tax expense.

NET INTEREST INCOME

Net interest income increased $97,000 or 7.3% from $1.33 million for the three months ended March 31, 2000 to $1.43 million for March 31, 2001. The primary reason for the increase in net interest income is an increase in interest income of $326,000 offset by an increase of $229,000 in interest expense. First Bank's average interest rate spread was 2.98% and 3.13% for the three months ended March 31, 2001 and March 31, 2000, respectively. First Bank's net interest margin was 3.54% and 3.55% during the three months ended March 31, 2001 and 2000, respectively.

INTEREST INCOME

Total interest income increased by $326,000 or 10.8% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase was primarily the result of an increase in the average balance of interest earning assets combined with an increase in the average yield. First Bank's average earning assets increased by $11.2 million while the yield on First Bank's average earning assets increased 25 basis points (with 100 basis points being equal to 1.0%.) The volume increase was mainly due to investment securities, while the rate increase was due to both loans and investment securities. Interest income on investments increased by $140,000 or 25.7% in 2001 compared with 2000 ($98,000 due to an increase in the average balance and $42,000 due to an increase in the average yield.) Interest income on loans increased 7.4% or $176,000 from 2000 to 2001, of which $166,000 of this amount was attributable to an increase in average yield.

INTEREST EXPENSE

Total interest expense increased $229,000 or 13.6% for the three months ended March 31, 2001 compared to March 31, 2000. Interest expense on deposits increased by $154,000, and interest expense on Federal Home Loan Bank advances (both short term and long term) increased by $76,000. Interest expense on deposits increased primarily due to an increase in interest expense on interest-bearing demand deposits of $185,000, offset by declines in interest expense on savings deposit accounts of $11,000 and certificates of deposit of $20,000. Interest expense on interest-bearing demand deposits increased due to increases in both the average balance and the average cost for the deposits which was a result of the increased popularity of the Investor Checking Account with rates priced to compete with money market products. The average balance on interest-bearing demand deposits increased $13.7 million or 56.7%. The average cost of the interest-bearing demand deposits increased 41 basis points.

Interest expense on Federal Home Loan Bank advances (both short term and long term) increased $75,000 or 23.2% for the three months ended March 31, 2001 compared to March 31, 2000. The average balance of Federal Home Loan Bank advances increased $4.6 million while the average cost of the advances increased by 16 basis points.

PROVISIONS FOR LOAN LOSSES

For the three months ended March 31, 2001 and 2000 the provision for losses on loans on loans amounted to $147,000 and $125,000, respectively. The provision for the three months ended March 31, 2001 is based on First Bank's analysis of the allowance for loan losses as previously discussed. While First Bank cannot assure that future chargeoffs and/or provisions will not be necessary, First Bank believes that, as of March 31, 2001, its allowance for loan losses was adequate.

OTHER INCOME

Other income increased $183,000 or 41.7% from $439,000 for the three months ended March 31, 2000 to $622,000 for the three months ended March 31, 2001. Net gains on loan sales increased by $168,000 from March 2000 to March 2001. Mortgage rates have declined during 2001, which has generated a significant amount of refinancing, particularly in 1-4 family residential loans. These loans are then sold in the secondary market, with servicing being retained by the bank. Net servicing fees decreased by $21,000 due to existing capitalized servicing assets amortizing more rapidly as loan prepayment speeds accelerated. Service charges on deposit accounts increased by $30,000 or 30% due to increased volume of demand accounts.

OTHER EXPENSES

Total other expenses were $1.4 million for the three months ended March 31, 2001 as compared to $1.3 million for the three months ended March 31, 2000. The primary reasons for the increase were an increase in salaries and employee benefits of $66,000 due to normal pay increases and an addition of two full-time equivalent employees and an increase in other expense of $40,000 which is attributed to increased legal expense and accounting fees.

INCOME TAXES

Income tax expense was $173,000 for the three months ended March 31, 2001 as compared to $100,000 for the three months ended March 31, 2000. The $73,000 increase is due to an increase in taxable income of $183,000 from $303,000 for the three months ended March 31, 2000 to $476,000 for March 31, 2001. The effective tax rates were 35.6% and 33.0%, respectively, for March 31, 2001 and 2000.





LIQUIDITY

At March 31, 2001, First Bank had outstanding commitments to originate $2.1 million in loans. In addition, open-end line of credit loans had $7.7 million available to be drawn upon. As of March 31, 2001, the total amount of certificates scheduled to mature in the following 12 months was $50.6 million. First Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If First Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with FDIC regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2001:


                                            Required for          To be Well
                            Actual        Adequate Capital        Capitalized
March 31, 2001        --------------------------------------------------------
                      Amount        %     Amount        %      Amount        %
                      --------------------------------------------------------
                                           (in thousands)
Total capital
(to risk-weighted
assets)                14,866   13.52      8,797      8.0       10,996    10.0

Tier 1 capital
(to risk-weighted
assets)                13,483   12.26      4,399      4.0        6,598     6.0

Tier 1 capital
(to average assets)    13,483    7.80      6,919      4.0        8,648     5.0



PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

In addition, the Bank and its subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.


ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             10.1     Form of Employment Agreement between First
                      BancTrust Corporation, First Bank & Trust, S. B. and Terry J. Howard.

        (b)  No Form 8-K reports were filed during the quarter.




















                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST BANCTRUST CORPORATION

Date:  May 16, 2001           /s/ Terry J. Howard
                              ------------------------------------
                              Terry J. Howard
                              President and Chief Executive Officer


Date:  May 16, 2001           /s/ Ellen M. Litteral
                              ------------------------------------
                              Ellen M. Litteral
                              Treasurer




















