Form 10QSB
period 2001-06-30
FIRST BANCTRUST CORP
filed 2001-08-14
CIK 1129847

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

       [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                             ACT
   For the transition period from __________ to __________

               Commission file number 0-32535


                 FIRST BANCTRUST CORPORATION
---------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                            37-1406661
---------------------------------------------------------------------
(State or Other Jurisdiction of     (IRS Employer Identification No.)
Incorporation or Organization)




                  206 South Central Avenue
                   Paris, Illinois  61944
           ----------------------------------------
           (Address of Principal Executive Offices)

                        217-465-6381
      -----------------------------------------------
      (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
  filing requirements for the past 90 days.  Yes X   No
                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of August 9, 2001 the Registrant had outstanding 1,520,875 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---


                   First BancTrust Corporation

                  Form 10-QSB Quarterly Report

               Index                                                Page

      PART I - Financial Information

       Item 1 Financial Statements
              Condensed Consolidated Balance Sheet                    1
              (As of June 30, 2001 and December 31, 2000)
              Condensed Consolidated Statement of Income              2
              (For the six months ended June 30, 2001 and 2000)
              Condensed Consolidated Statement of Income              3
              (For the three months ended June 30, 2001 and 2000)
              Consolidated Statement of Equity Capital                4
              (For the six months ended June 30, 2001 and 2000)
              Condensed Consolidated Statement of Cash Flows          5
              (For the six months ended June 30, 2001 and 2000)
       Item 2 Management's Discussion and Analysis of                 9
               Financial Condition and Results of Operations


      PART II - Other Information

       Item 1 Legal Proceedings                                      18
       Item 2 Changes in Securities                                  19
       Item 3 Defaults Upon Senior Securities                        19
       Item 4 Submission of Matters to a Vote of Securities          19
                Holders
       Item 5 Other Information                                      19
       Item 6 Exhibits and Reports on Form 8-K                       20

      SIGNATURES                                                     21

















                                                First BancTrust Corporation
                                          Condensed Consolidated Balance Sheet
                                                 (in thousands of dollars)

                                                                                         June 30,
                                                                                           2001           December 31,
                                                                                        (unaudited)          2000
______________________________________________________________________________________________________________________
Assets
  Cash and due from banks                                                     $           6,534      $        6,659
  Interest-bearing demand deposits                                                        8,172               2,487
                                                                                    ----------------------------------
     Cash and cash equivalents                                                           14,706               9,146
  Interest-bearing deposits                                                                   0                  50
  Investment securities available for sale                                               50,816              41,142
  Loans held for sale                                                                     1,042                   0
  Loans, net of allowance for loans losses of $2,003 and $2,222                         107,234             110,363
  Premises and equipment                                                                  2,423               2,488
  Federal Home Loan Bank stock                                                            1,533               1,478
  Foreclosed assets                                                                       1,104                 457
  Other assets                                                                            6,543               6,570
                                                                                    ----------------------------------
     Total assets                                                             $         185,401      $      171,694
                                                                                    ==================================

Liabilities
  Deposits
   Noninterest bearing                                                        $          11,662      $       15,584
   Interest bearing                                                                     119,228             118,491
                                                                                    ----------------------------------
     Total deposits                                                                     130,890             134,075
  Short-term borrowings                                                                       0               1,500
  Long-term debt                                                                         25,522              21,529
  Advances by borrowers for taxes and insurance                                             380                 147
  Other liabilities                                                                       1,149               1,080
                                                                                    ----------------------------------
     Total liabilities                                                                  157,941             158,331
                                                                                    ----------------------------------

Commitments and Contingent Liabilities

Equity Capital
  Preferred stock, $.01 par value, 100,000 shares authorized
   and unissued                                                                               0
  Common stock, $.01 par value, 4,900,000 shares
   authorized; 1,520,875 shares issued                                                       15
  Additional paid-in capital                                                             14,365
  Retained earnings                                                                      14,224              13,429
  Unallocated employee stock ownership plan shares -                                    (1,362)
   117,869 and 0 shares
  Accumulated other comprehensive income (loss)                                             218                (66)
                                                                                    ----------------------------------
     Total equity capital                                                                27,460              13,363
                                                                                    ----------------------------------
     Total liabilities and equity capital                                     $         185,401      $      171,694
                                                                                    ==================================

  See notes to condensed consolidated financial statements.




                              First BancTrust Corporation
                   Condensed Consolidated Statement of Income
                               (in thousands of dollars)
                                     (unaudited)

Six Months Ended June 30                                              2001          2000
__________________________________________________________________________________________

Interest Income
  Loans receivable
    Taxable                                                  $       5,068 $        4,653
    Tax exempt                                                          27             33
  Investment securities
    Taxable                                                          1,315          1,035
    Tax exempt                                                         120            101
  Deposits with financial institutions                                 206             94
  FHLB stock dividends                                                  51             50
                                                              ----------------------------
         Total interest income                                       6,787          5,966
                                                              ----------------------------
Interest Expense
  Deposits                                                           3,009          2,792
  Short-term borrowings and long-term debt                             725            654
  Other interest expense                                                 1              2
                                                              ----------------------------
         Total interest expense                                      3,735          3,448
                                                              ----------------------------
Net Interest Income                                                  3,052          2,518
  Provision for loan losses                                            272            252
                                                              ----------------------------
Net Interest Income After Provision for Loan Losses                  2,780          2,266
                                                              ----------------------------
Other Income
  Service charges on deposit accounts                                  257            197
  Loan servicing fees                                                   56             (4)
  Other customer fees                                                  415            319
  Net gains on loan sales                                              384            287
  Brokerage fees                                                        12             91
  Abstract and title fees                                              183            152
  Other income                                                          73             93
                                                              ----------------------------
         Total other income                                          1,380          1,135
                                                              ----------------------------
Other Expense
  Salaries and employee benefits                                     1,686          1,523
  Net occupancy expenses                                                95             86
  Equipment expenses                                                   318            357
  Data processing fees                                                 249            253
  Deposit insurance expense                                             12             13
  Printing and office supplies                                          43             59
  Advertising and promotion                                             78             80
  Professional fees                                                    160            109
  Other expenses                                                       263            209
                                                              ----------------------------
         Total other expense                                         2,904          2,689
                                                              ----------------------------
Income Before Income Tax                                             1,256            712

  Income tax expense                                                   461            217
                                                              ----------------------------
Net Income                                                   $         795 $          495
                                                              ============================


See notes to condensed consolidated financial statements.


                              First BancTrust Corporation
                   Condensed Consolidated Statement of Income
                               (in thousands of dollars)
                                     (unaudited)

Three Months Ended June 30                                            2001          2000
__________________________________________________________________________________________

Interest Income
  Loans receivable
    Taxable                                                  $       2,515 $        2,280
    Tax exempt                                                          14             16
  Investment securities
    Taxable                                                            690            539
    Tax exempt                                                          61             53
  Deposits with financial institutions                                 139             36
  FHLB stock dividends                                                  25             25
                                                              ----------------------------
         Total interest income                                       3,444          2,949
                                                              ----------------------------
Interest Expense
  Deposits                                                           1,493          1,430
  Short-term borrowings and long-term debt                             327            332
  Other interest expense                                                 1              1
                                                              ----------------------------
         Total interest expense                                      1,821          1,763
                                                              ----------------------------
Net Interest Income                                                  1,623          1,186
  Provision for loan losses                                            125            127
                                                              ----------------------------
Net Interest Income After Provision for Loan Losses                  1,498          1,059
                                                              ----------------------------
Other Income
  Service charges on deposit accounts                                  127             97
  Loan servicing fees                                                   34            (47)
  Other customer fees                                                  239            159
  Net gains on loan sales                                              215            286
  Brokerage fees                                                         7             84
  Abstract and title fees                                               99             72
  Other income                                                          37             45
                                                              ----------------------------
         Total other income                                            758            696
                                                              ----------------------------
Other Expense
  Salaries and employee benefits                                       871            774
  Net occupancy expenses                                                47             43
  Equipment expenses                                                   154            178
  Data processing fees                                                 124            128
  Deposit insurance expense                                              6              7
  Printing and office supplies                                          25             27
  Advertising and promotion                                             39             34
  Professional fees                                                     72             61
  Other expenses                                                       148             94
                                                              ----------------------------
         Total other expense                                         1,486          1,346
                                                              ----------------------------
Income Before Income Tax                                               770            409

  Income tax expense                                                   288            117
                                                              ----------------------------
Net Income                                                   $         482 $          292
                                                              ============================


See notes to condensed consolidated financial statements.


                                           First Banctrust Corporation
                                    Consolidated Statement of Equity Capital
                                            (in thousands of dollars)
                                                   (unaudited)

                                                                                         Unallocated        Accumulated
                                                              Additional                Employee Stock         Other
                                                    Common     Paid-in     Retained    Ownership Plan     Comprehensive
                                                    Stock      Capital     Earnings        Shares         Income (Loss)     Total
____________________________________________________________________________________________________________________________________
       Balances
  December 31, 1999                                $        $             $   12,693 $                  $       (704)     $  11,989

     Comprehensive income
      Net income                                                                 495                                            495
      Other comprehensive loss, net of tax
       Unrealized losses on securities, net of
        reclassification adjustment                                                                             (257)          (257)
                                                                                                                          ---------
        Total comprehensive income                                                                                              238
                                                    --------------------------------------------------------------------------------
       Balances
     June 30, 1999                                 $        $             $   13,188 $                  $       (961)     $  12,227
                                                    ================================================================================
       Balances
  December 31, 2000                                $        $             $   13,429 $                  $        (66)     $  13,363

     Comprehensive income
      Net income                                                                 795                                            795
      Other comprehensive income, net of tax
       Unrealized gains on securities, net of
        reclassification adjustment                                                                              284            284
                                                                                                                          ---------
        Total comprehensive income                                                                                            1,079

       Issuance of stock, net of issuance costs         15        14,363                                                     14,378
       Employee stock ownership plan
        shares acquired                                                                         (1,406)                      (1,406)
       Employee stock ownership plan
        shares allocated                                               2                            44                           46

       Balances                                     --------------------------------------------------------------------------------
    June 30, 2001                                  $    15  $     14,365  $   14,224 $          (1,362) $        218      $  27,460
                                                    ================================================================================


                      See notes to condensed consolidated financial statements.


                                  First BancTrust Corporation
                       Condensed Consolidated Statement of Cash Flows
                                   (in thousands of dollars)
                                          (unaudited)

Six Months Ended June 30                                                            2001       2000
____________________________________________________________________________________________________
Operating Activities
  Net income                                                                  $      795 $      495
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for loan losses                                                        272        252
    Depreciation and amortization                                                    148        179
    Deferred income tax                                                               (8)         0
    Investment securities amortization, net                                           (1)         5
    FHLB stock dividends                                                             (55)       (24)
    Net gains on sales of loans                                                     (384)      (287)
    Loans originated for sale                                                    (12,529)    (4,523)
    Proceeds on loans sold                                                        11,871      4,631
    Net gains on sales of premises and equipment                                       2          0
    Net (gains) losses on sales of foreclosed assets                                  10        (36)
    Employee stock ownership plan shares allocated                                    46
    Change in
      Other assets                                                                  (162)       666
      Other liabilities                                                               69       (171)
                                                                              ----------------------
        Net cash provided by operating activities                                     74      1,187
                                                                              ----------------------
Investing Activities
  Net change in interest-bearing time deposits                                        50        (50)
  Purchases of securities available for sale                                     (19,049)    (5,724)
  Proceeds from maturities of securities available for sale                        9,857      1,551
  Net changes in loans                                                             1,849     (1,246)
  Proceeds from sales of foreclosed assets                                           351        463
  Purchases of premises and equipment                                                (86)      (122)
  Proceeds from sale of premises and equipment                                         1         12
                                                                              ----------------------
        Net cash used by investing activities                                     (7,027)    (5,116)
                                                                              ----------------------

  See notes to condensed consolidated financial statements.




Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand
      and savings deposits                                                    $   (1,262)$    9,723
    Certificates of deposits                                                      (1,923)    (9,119)
    Short-term borrowings                                                         (1,500)    12,500
  Repayment of Federal Home Loan Bank advances                                   (13,500)   (15,500)
  Proceeds from Federal Home Loan Bank advances                                   17,500          0
  Repayment of other borrowings                                                       (7)       (88)
  Net change in advances by borrowers for taxes and insurance                        233        (17)
  Proceeds from stock issuance                                                    14,378
  Purchase of employee stock ownership plan shares                                (1,406)
                                                                              ----------------------
        Net cash provided (used) by financing activities                          12,513     (2,501)
                                                                              ----------------------
Net Change in Cash and Cash Equivalents                                            5,560     (6,430)

Cash and Cash Equivalents, Beginning of Year                                       9,146     12,679
                                                                              ----------------------
Cash and Cash Equivalents, End of Year                                        $   14,706 $    6,249
                                                                              ======================

Additional Cash Flows Information

  Interest paid                                                               $    2,986 $    2,735
  Income tax paid                                                                    282        210
  Loan balances transferred to real estate owned and
    repossessions                                                                  1,008        303


  See notes to condensed consolidated financial statements.















                       First BancTrust Corporation
          Notes to Condensed Consolidated Financial Statements
                               (unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the six-months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Conversion to Stock Form of Ownership

On October 16, 2000 the Board of Directors of First Bank & Trust, sb (the "Bank") adopted a Plan of Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. First BancTrust Corporation (the "Company") was incorporated in November 2000. A subscription offering of the shares of common stock of the Company was offered initially to eligible deposit account holders of First Bank & Trust, sb. The Bank's conversion from an Illinois mutual savings bank to an Illinois stock savings bank was completed on April 18, 2001.

In connection with the conversion, the Company issued 1,520,875 shares of common stock to the public for gross proceeds of $15.2 million, $14.4 million net of conversion costs. The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering, which amounted to $7.2 million. The Company accounted for the purchase in a manner similar to a pooling of interests, whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market over a period of time for $1.4 million with funds borrowed from the Company. The ESOP expense for the six months ended June 30, 2001 was $46,000, all incurred during the three-month period ended June 30, 2001.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Company. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over an eight-year period.

Note 4 - Earnings per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Earnings per share is calculated beginning with the date of the conversion and, therefore, no earnings per share is reported for the six-month or three-month periods ended June 30, 2001.




















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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust sb (Bank) and the Bank's wholly owned subsidiaries, First Charter Service Corporation, ECS Service Corporation, and Community Finance Center, Inc. at June 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month and six-month periods ending June 30, 2001 to the same periods in 2000. Prior to the Company's acquisition of the Bank in November 2000, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank and the Bank's subsidiaries at and for the period prior to November 2000 and the Company and its subsidiary thereafter. This discussion should be read in conjunction with the interim financial statements and notes included herein.

Financial Condition

General

Total assets of the Company increased by $13.7 million or 7.98%, to $185.4 million at June 30, 2001 from $171.7 million at December 31, 2000. The increase in total assets was due primarily to a $5.6 million increase in cash and cash equivalents, a $9.7 million increase in investment securities available for sale, and a $1.0 million increase in loans held for sale offset by a $3.2 million decrease of loans, net of allowance for loan losses. The overall increase in total assets and equity capital was due to the mutual to stock conversion.

Cash and Cash Equivalents

Cash and cash equivalents increased by $5.6 million to $14.7 million at June 30, 2001 compared to $9.1 million at December 31, 2000. The increase in cash and cash equivalents was primarily the result of $14.4 million in net proceeds received from the initial stock offering, increased long-term debt of $4 million and a $3.2 million decrease in net loans, offset by $9.2 million increase in investment securities, $1 million increase in loans held for sale, decreases in total deposits of $3.2 million, and $1.4 million in shares of Company stock purchased for the employee stock ownership plan.

Investment Securities

The Company's investment securities available for sale amounted to $50.8 million at June 30, 2001 compared to $41.1 million at December 31, 2000. The $9.7 million increase in investment securities was due to the purchase of $19.0 million of investments and an increase in market values of available for sale securities of $0.5 million offset by maturities of investment securities available for sale of $9.9 million. The net increase in investment securities was funded from the increase in borrowings from the Federal Home Loan Bank and the proceeds from the stock offering.

Loans

The Company's net loan portfolio decreased by $3.2 million to $107.2 million at June 30, 2001 from $110.4 million at December 31, 2000. Gross loans decreased by $3.4 million while the allowance for loan losses decreased by $219,000. Loans secured by 1-4 family residences decreased by $1.7 million. Low fixed mortgage rates have resulted in higher loan volume with many borrowers refinancing adjustable rate loans to fixed rate to take advantage of the lower rates. These fixed rate residential loans are sold in the secondary market. Agricultural loans have decreased by $500,000 and farmland loans have decreased by $300,000 due to increased sales in the secondary market. Commercial loans decreased by $400,000 and consumer loans decreased by $500,000 during the period.

At June 30, 2001 the allowance for loan losses was $2.0 million or 1.83% of the total loan portfolio compared to $2.2 million, or 1.97% at December 31, 2000. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans has not changed significantly from 2.34% at December 31, 2000 compared to 2.33% at June 30, 2001. The Company's net chargeoffs were $491,000 for the six-months ended June 30, 2001 compared to $198,000 for June 30, 2000. The negative trend in chargeoffs has related primarily to the agricultural industry due to unfavorable commodity prices and weather patterns, which have caused collateral shortfalls and cash flow shortages on certain loans. Company management individually reviews in detail agricultural loans and provides a specific allowance for those loans based on a detailed analysis. The increase in chargeoffs is a result of these previously identified specific allowances being charged off on the individual specific loans. In the quarter ended June 30, 2001 chargeoffs were $104,000 compared to the quarter ended June 30, 2000 of $150,000.

There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2000 through June 30, 2001. The decrease in the overall allowance for loan losses has occurred as a result of specific chargeoffs which were previously identified.

Foreclosed Assets

Foreclosed assets have increased by $647,000 from $457,000 at December 31, 2000 to $1.1 million at June 30, 2001. The increase was due to $1.0 million in loans transferred to foreclosed assets, offset by $200,000 of foreclosed assets sold. As of June 30, 2001 the Company had thirteen real estate properties totaling $764,000 and other repossessed assets of $341,000. Foreclosed assets are carried at lower of cost or net realizable value.

Deposits

The Company's total deposits amounted to $130.9 million at June 30, 2001 compared to $134.1 million at December 31, 2000, a decrease of $3.2 million or 2.38%. The decrease in total deposits was due to a $3.9 million decrease in noninterest-bearing demand deposits, decreases in savings deposits of $141,000 and certificates of deposits of $1.9 million offset by a $2.8 million increase in interest-bearing demand deposits. The $2.8 million increase in interest-bearing demand deposits can mostly be attributed to an increase in Investor Checking Accounts of $2.0 million. Certificates of deposit have continued to decline with many depositors transferring their maturing balances to the Investor Checking Account. Investor Checking Accounts, with a comparable rate to money market accounts, have grown to a balance of $32.9 million at March 31, 2001 and $33.3 million at June 30, 2001.

Short-Term Borrowings and Long-Term Debt

The Company's short-term borrowings consist of an open line of credit with the Federal Home Loan Bank of Chicago. The Company's short-term borrowings decreased by $1.5 million to $0 at June 30, 2001. The short-term debt was converted to fixed rate advances, which increased from $21.5 million at December 31, 2000 to $25.5 million at June 30, 2001, an 18.5% increase. The remaining increase in long-term debt was used to fund purchases in the investment portfolio. The advances are secured by 1-4 family first-mortgage loans and investment securities totaling $46.5 million and $45 million as of June 30, 2001 and December 31, 2000, respectively. Advances are subject to restrictions or penalties in the event of prepayment. The Company had adjustable rate advances of $10.0 million, which matured on February 28, 2001 and were converted to a fixed rate advance. Currently, $5 million of the outstanding advances as of June 30, 2001 is an adjustable rate advance with final maturity in 2001. The remaining $20.5 million in advances as of June 30, 2001 are callable as follows: $1.5 million in 2001, $9 million in 2003, and $10 million in 2004.

Equity Capital

Stockholders' equity at June 30, 2001 was $27.5 million compared to $13.4 million at December 31, 2000, an increase of $14.1 million. The increase primarily reflects net proceeds of $14.4 million in the Company's the initial public offering. The employee stock ownership plan acquired 117,869 shares for $1.4 million. Retained earnings increased by the amount of net income, or $795,000.

Comprehensive income for the three months ended June 30, 2001 and 2000 was $333,000 ($149,000 in unrealized losses on securities and net income of $482,000) and $225,000 ($67,000 in unrealized losses on securities and net income of $292,000), respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $1,079,000 and $238,000, respectively.

Results of Operations

Comparison of Six Months Ended June 30, 2001 and June 30, 2000

Net income for the six months ended June 30, 2001 increased by $300,000 or 60.6% from $495,000 for the six months ended June 30, 2000 to $795,000 for the six months ended June 30, 2001. The increase in net income is primarily due to increases in net interest income and other income offset by increases in other expense, and income tax expense.

Net Interest Income

Net interest income increased $534,000 or 21.2% from $2.52 million for the six months ended June 30, 2000 to $3.05 million for June 30, 2001. The primary reason for the increase in net interest income is an increase in interest income of $821,000 offset by an increase of $287,000 in interest expense. The average interest rate spread was 3.06% and 2.90% for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company's net interest margin was 3.68% and 3.34% during the six months ended June 30, 2001 and 2000, respectively. The net interest margin increased as a result of an increase in yields on earning assets, and an increase in the ratio of earning assets to earning liabilities.

Interest Income

Total interest income increased by $821,000 or 13.8% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase was primarily the result of an increase in the average balance of interest earning assets combined with an increase in the average yield. The Company's average earning assets increased by $15.0 million while the yield on the Company's average earning assets increased 27 basis points (with 100 basis points being equal to 1.0%.) The volume increase was mainly due to investment securities and deposits with financial institutions, while the rate increase was due to loans. Interest income on investments increased by $299,000 or 26.3% in 2001 compared with 2000 ($295,000 of this was due to a $9.4 million increase in the average balance). Interest income on deposits in financial institutions increased $112,000 or 119.1% in 2001 compared with 2000 ($206,000 was attributable to a $5.4 million increase in the average balance which was offset by $94,000 decrease due to a lower average yield of 261 basis points.) Interest income on loans increased 8.7% or $409,000 from 2000 to 2001, due primarily to the effect of non-accruing loans.
Interest income was lower in 2000 due to the Company not recognizing approximately $150,000 of interest income on non-accruing loans. The remaining increase is due primarily to the recovery of interest in 2001 on non-accrual loans in the prior year.

Interest Expense

Total interest expense increased $287,000 or 8.3% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Interest expense on deposits and Federal Home Loan Bank advances increased by $217,000 and $71,000, respectively. Interest expense on deposits increased primarily due to an increase in interest expense on interest-bearing demand deposits of $261,000, offset by declines in interest expense on savings deposit accounts of $19,000 and certificates of deposit of $24,000. Interest expense on interest-bearing demand deposits increased due to an increase in the average balance, which was primarily a result of the increased popularity of the Investor Checking Account. The average balance on interest-bearing demand deposits increased $12.4 million or 45.9%. The average cost of the interest-bearing demand deposits increased 13 basis points.

Interest expense on Federal Home Loan Bank advances (both short term and long term) increased $71,000 or 10.9% for the six months ended June 30, 2001 compared to June 30, 2000. The average balance of Federal Home Loan Bank advances increased $4.5 million while the average cost of the advance decreased by 41 basis points.

Provisions for Loan Losses

For the six months ended June 30, 2001 and 2000 the provision for losses on loans was $272,000 and $252,000, respectively. The provision for the six months ended June 30, 2001 is based on the Company's analysis of the allowance for loan losses as previously discussed. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2001, its allowance for loan losses was adequate.

Other Income

Other income increased $245,000 or 21.6% from $1.14 million for the six months ended June 30, 2000 to $1.38 million for the six months ended June 30, 2001. Net gains on loan sales increased by $97,000 from June 2000 to June 2001 due to an increase in loans sold in the secondary market. Mortgage rates have declined during 2001, which has generated a significant amount of refinancing, particularly in 1-4 family residential loans. These loans are then sold in the secondary market, with servicing being retained by the Company. Other customer fees increased by $96,000 or 30.1% from June 2000 to June 2001. This is also a result of increased loan volume generating loan fees on loans which are sold in the secondary market. Net servicing fees increased by $60,000 from June 2000 to June 2001. Service charges on deposit accounts increased by $60,000 or 30% due to increased volume of demand accounts.

Other Expenses

Total other expenses were $2.9 million for the six months ended June 30, 2001 as compared to $2.7 million for the six months ended June 30, 2000, an increase of 7.4%. The primary reasons for the increase were an increase in salaries and employee benefits of $163,000 due to normal pay increases, the addition of two full-time equivalent employees, and employee stock ownership plan expense. Professional fees increased by $51,000 due to increased legal, accounting and consulting fees as a result of being a public company. Other expense increased by $54,000 which is attributed to increases in postage expense, trust department
expense, and other operating expense.   Equipment expense
decreased $39,000 from June 2000 to June 2001 to $318,000 from $357,000. The decrease in equipment expense was mainly due to decreases in depreciation expense of $31,000.

Income Taxes

Income tax expense was $461,000 for the six months ended June 30, 2001 as compared to $217,000 for the six months ended June 30, 2000. The $244,000 increase is due to an increase in taxable income of $544,000 from $712,000 for the six months ended June 30, 2000 to $1.26 million for June 30, 2001. The effective tax rates were 36.7% and 30.5%, respectively, for June 30, 2001 and 2000. The increase in the effective tax rate from 2000 to 2001 was due to a decrease in permanent tax differences in 2001.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2001 and 2000

Net income for the three months ended June 30, 2001 increased by $190,000 or 65.1% from $292,000 for June 30, 2000 to $482,000 for the three months ended June 30, 2001. The increase in net income is primarily due to increases in net interest income and other income offset by increases in other expense, and income tax expense.

Net Interest Income

Net interest income increased $437,000 or 36.8% from $1.19 million for the three months ended June 30, 2000 to $1.62 million for June 30, 2001. The primary reason for the increase in net interest income is an increase in interest income of $495,000 offset by an increase of $58,000 in interest expense. The Company's average interest rate spread was 3.39% and 2.72% for the three months ended June 30, 2001 and June 30, 2000, respectively. The Company's net interest margin was 3.97% and 3.16% during the three months ended June 30, 2001 and 2000, respectively. The net interest margin increased as a result of an increase in yields on interest earning assets, a decrease in rates on interest earning liabilities, and an increase in the ratio of earning assets to earning liabilities.


Interest Income

Total interest income increased by $495,000 or 16.8% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase was primarily the result of an increase in the average balance of interest earning assets combined with an increase in the average yield. The Company's average earning assets increased by $13.1 million while the yield on the Company's average earning assets increased 58 basis points (with 100 basis points being equal to 1.0%.) The volume increase was mainly due to investment securities and deposits with financial institutions while the rate increase was mainly due to loans. Interest income on investments increased by $159,000 or 26.9% in 2001 compared with 2000 ($132,000 due to a $9.7 million increase in the average balance and $27,000 due to a 29 basis point increase in the average yield.) Interest income on loans increased 10.1% or $233,000 from 2000 to 2001, due primarily to the effect of non-accruing loans. Interest income was lower in 2000 due to the company not recognizing approximately $50,000 of interest income on non-accruing loans. The remaining increase is due primarily to the recovery of interest in 2001 on non-accrual loans in the prior year.

Interest Expense

Total interest expense increased $58,000 or 3.3% for the three months ended June 30, 2001 compared to June 30, 2000. Interest expense on deposits increased by $63,000, while interest expense on Federal Home Loan Bank advances (both short term and long term) decreased by $5,000. Interest expense on deposits increased primarily due to an increase in interest expense on interest-bearing demand deposits of $75,000, offset by declines in interest expense on savings deposit accounts of $8,000 and certificates of deposit of $4,000. Interest expense on interest-bearing demand deposits increased due to increases in both the average balance and the average cost for the deposits which was a result of the increased popularity of the Investor Checking Account. The average balance on interest-bearing demand deposits increased $13 million or 51%. The average cost of the interest-bearing demand deposits decreased 115 basis points.

Provisions for Loan Losses

For the three months ended June 30, 2001 and 2000 the provision for losses on loans on loans amounted to $125,000 and $127,000, respectively. The provision for the three months ended June 30, 2001 is based on the Company's analysis of the allowance for loan losses as previously discussed. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, Company management believes that, as of June 30, 2001, its allowance for loan losses was adequate.

Other Income

Other income increased $62,000 or 8.9% from $696,000 for the three months ended June 30, 2000 to $758,000 for the three months ended June 30, 2001. Other customer fees increased by $80,000 due primarily to closing fees on a larger volume of mortgage loans sold into the secondary loan market. Loan servicing fees increased by $81,000 due to capitalized servicing assets amortizing less rapidly this year as opposed to last year, a result of prepayments slowing down. Service charges on deposit accounts have increased by $30,000, mainly a result of increased NSF fees, associated primarily with SafetyNet checking. SafetyNet checking allows a $250 automatic overdraft protection, but fees are generated each time the credit is used. Net gains on loan sales decreased by $71,000 due to fewer agricultural loans being sold into the secondary market. Brokerage fees for the second quarter from last year to this year have decreased by $77,000. Last year, approximately $2 million of existing annuities were converted to new product lines during the quarter ending June 30, 2000 generating more favorable terms to the account holders as well as generating income for First Charter Service Corporation, one of the First Bank's wholly-owned subsidiaries.

Other Expenses

Total other expenses were $1.49 million for the three months ended June 30, 2001 as compared to $1.35 million for the three months ended June 30, 2000. The primary reasons for the increase were an increase in salaries and employee benefits of $97,000 due to normal pay increases, the addition of two full-time equivalent
employees, and employee stock ownership plan expenses.   The
$54,000 increase in other expense is due to increases in postage and other operating expense.

Income Taxes

Income tax expense was $288,000 for the three months ended June 30, 2001 as compared to $117,000 for the three months ended June 30, 2000. The $171,000 increase is due to an increase in taxable income of $361,000 from $409,000 for the three months ended June 30, 2000 to $770,000 for June 30, 2001. The effective tax rates were 37.4% and 28.6%, respectively, for the quarters ended June 30, 2001 and 2000. The increase in the effective tax rate from 2000 to 2001 was due to a decrease in permanent tax differences in 2001.








Liquidity

At June 2001, the Company had outstanding commitments to originate $3.4 million in loans. In addition, open-end line of credit loans had $5.1 million available to be drawn upon. As of June 30, 2001, the total amount of certificates scheduled to mature in the following 12 months was $55.4 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

Capital Resources

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2001:

                               Actual      Required for     To be Well
   June 30, 2001                             Adequate      Capitalized
                                              Capital
                           Amount    %     Amount    %     Amount    %
                          _____________________________________________
                                         ( in thousands)
_______________________________________________________________________
Total capital (to risk-     21,162  19.22   8,809   8.0    11,010  10.0
weighted assets)

Tier 1 capital (to risk-    19,775  17.96   4,404   4.0     6,606   6.0
weighted assets)

Tier 1 capital (to          19,775  10.61   7,456   4.0     9,320   5.0
average assets)
_______________________________________________________________________


Current Accounting Issues

In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two- step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required.
SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The adoption of this standard will have no impact on the Company.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105, and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or modified by the provisions of Statement No. 133.

Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement had no material impact on the Corporation's financial condition or result of operations.


PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Other than as discussed below, the Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of First Bank.

Merri L. Voigt v. First Bank & Trust. S.B. (United States District Court, Central District of Illinois). In November 1999, this lawsuit was filed against First Bank alleging that the plaintiff's employment as compliance officer was terminated in violation of 12 U.S.C. 1831 (j) "Depository Institution Employee Protection Remedy". The complaint alleges that the plaintiff's employment was terminated due to communications with the FDIC regarding First Bank's internal auditing procedures. The plaintiff seeks a declaratory judgment that First Bank violated 12 U.S.C. 1831 (j), a mandatory injuction prohibiting employees of First Bank from taking prohibited actions with respect to the plaintiff and re-employment as compliance officer. The lawsuit is currently set for trial in September 2001. Though not yet quantified, the complaint seeks compensation damages, exemplary damages, legal expenses and "other" relief. First Bank will vigorously defend the claims made by the plaintiff and believes that those claims are without merit.

Maryln Davis v. First Bank & Trust, S.B.  (United States
District Court, Central District of Illinois). In May 2001, this lawsuit was filed against First Bank alleging that the plaintiff's employment was terminated on the basis of age and sex discrimination. The suit is currently in the discovery phase. Though not yet quantified, the complaint seeks compensation damages, exemplary damages, legal expenses and "other" relief. First Bank will vigorously defend the claims made by the plaintiff and believes that those claims are without merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 18, 2001 the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended.
In connection therewith:

     1. The effective date of the registration statement on Form SB-2, as amended (File No. 333-51934) was February 12, 2001.

     2. The offering of common stock was not underwritten. Trident Securities, a Division of McDonald Investments Inc. acted as marketing agent.

     3. The class of securities registered was common stock, $.01 par value per share. The amount of such securities registered was 1,520,875 shares at an offering of $10.00 per share for an aggregate offering price of $15,208,750. The offering terminated on March 29, 2001 with the sale of 1,520,875 shares at a price of $10.00 per share for an aggregate offering price of $15,208,750.

     4. The total offering expenses incurred by the Company were approximately $830,000, none of which were paid directly or indirectly to directors or officers or their associates.

     5. The net proceeds of the offering were $14.4 million of which $ 1.4 million was loaned to the Bank's employee stock ownership plan to purchase stock on the open market, due to the subscription being oversubscribed. One-half of the net proceeds or $7.2 million was invested in the Bank and the remaining amount was invested in securities and investments. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's prospectus dated February 12, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  None


     (b)  No Form 8-K reports were filed during the quarter.

















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST BANCTRUST CORPORATION

Date:  August 14, 2001        /s/Terry J. Howard
                              -------------------------------------
                              Terry J. Howard
                              President and Chief Executive Officer


Date:  August 14, 2001        /s/Ellen M. Litteral
                              -------------------------------------
                              Ellen M. Litteral
                              Treasurer
















