Form 10QSB
period 2001-09-30
FIRST BANCTRUST CORP
filed 2001-11-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


                           FIRST BANCTRUST CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   37-1406661
                        (IRS EMPLOYER IDENTIFICATION NO.)

                            206 SOUTH CENTRAL AVENUE
                              PARIS, ILLINOIS 61944
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      61944
                                   (ZIP CODE)

                                  217-465-6381
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                              ---     ----

                 STATE THE NUMBER OF SHARES OUTSTANDING OF EACH
                    OF THE ISSUER'S CLASSES OF COMMON EQUITY
                       AS OF THE LATEST PRACTICABLE DATE.

             AS OF NOVEMBER 9, 2001 THE REGISTRANT HAD OUTSTANDING
                       1,458,275 SHARES OF COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                Index                                                       Page

PART I - Financial Information

   Item 1       Financial Statements
                Condensed Consolidated Balance Sheet                          1
                (As of September 30, 2001 and December 31, 2000)
                Condensed Consolidated Statement of Income                    2
                (For the nine months ended September 30, 2001 and 2000)
                Condensed Consolidated Statement of Income                    3
                (For the three months ended September 30, 2001 and 2000)
                Consolidated Statement of Equity Capital                      4
                (For the nine months ended September 30, 2001 and 2000)
                Condensed Consolidated Statement of Cash Flows                5
                (For the nine months ended September 30, 2001 and 2000)
   Item 2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II - Other Information

   Item 1       Legal Proceedings                                            15
   Item 2       Changes in Securities                                        16
   Item 3       Defaults Upon Senior Securities                              16
   Item 4       Submission of Matters to a Vote of Securities
                  Holders                                                    16
   Item 5       Other Information                                            16
   Item 6       Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                   18

                          FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (in thousands of dollars except share data)


                                                                    SEPTEMBER 30,
                                                                        2001         DECEMBER 31,
                                                                     (unaudited)         2000
-------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                         $   5,167         $   6,659
     Interest-bearing demand deposits                                   15,590             2,487
                                                                     ---------------------------
            Cash and cash equivalents                                   20,757             9,146
     Interest-bearing deposits                                               0                50
     Investment securities available for sale                           53,100            41,142
     Loans held for sale                                                   477                 0
     Loans, net of allowance for loans losses of $1,659 and $2,222     105,113           110,363
     Premises and equipment                                              2,351             2,488
     Federal Home Loan Bank stock                                        1,558             1,478
     Foreclosed assets                                                   1,272               457
     Other assets                                                        6,771             6,570
                                                                     ---------------------------
            Total assets                                             $ 191,399         $ 171,694
                                                                     ===========================

LIABILITIES
     Deposits
       Noninterest bearing                                           $  11,628         $  15,584
       Interest bearing                                                124,773           118,491
                                                                     ---------------------------
            Total deposits                                             136,401           134,075
     Short-term borrowings                                                   0             1,500
     Long-term debt                                                     25,519            21,529
     Advances by borrowers for taxes and insurance                          20               147
     Other liabilities                                                   1,106             1,080
                                                                     ---------------------------
            Total liabilities                                          163,046           158,331
                                                                     ---------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY CAPITAL
     Preferred stock, $.01 par value, 100,000 shares authorized
       and unissued                                                          0
     Common stock, $.01 par value,  4,900,000 shares
       authorized; 1,520,875 shares issued and outstanding                  15
     Additional paid-in capital                                         14,371
     Retained earnings                                                  14,734            13,429
     Unallocated employee stock ownership plan shares -
       114,068 and 0 shares                                             (1,318)
     Accumulated other comprehensive income (loss)                         551               (66)
                                                                     ---------------------------
            Total equity capital                                        28,353            13,363
                                                                     ---------------------------
            Total liabilities and equity capital                     $ 191,399         $ 171,694
                                                                     ===========================


     See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (in thousands of dollars)
                                  (unaudited)


NINE MONTHS ENDED SEPTEMBER 30                                        2001      2000
---------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable
       Taxable                                                       $ 7,436   $ 7,129
       Tax exempt                                                         40        49
     Investment securities
       Taxable                                                         2,029     1,590
       Tax exempt                                                        190       156
     Deposits with financial institutions                                307       121
     FHLB stock dividends                                                 75        78
                                                                     -----------------
            Total interest income                                     10,077     9,123
                                                                     -----------------

INTEREST EXPENSE
     Deposits                                                          4,393     4,315
     Short-term borrowings and long-term debt                          1,027     1,042
     Other interest expense                                                1         2
                                                                     -----------------
            Total interest expense                                     5,421     5,359
                                                                     -----------------

NET INTEREST INCOME                                                    4,656     3,764
     Provision for loan losses                                           438       585
                                                                     -----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    4,218     3,179
                                                                     -----------------

OTHER INCOME
     Service charges on deposit accounts                                 376       318
     Loan servicing fees                                                 134       157
     Other customer fees                                                 634       490
     Net realized losses on sales of available-for-sale securities         0        (3)
     Net gains on loan sales                                             596       482
     Brokerage fees                                                       19       140
     Abstract and title fees                                             275       228
     Other income                                                        125       171
                                                                     -----------------
            Total other income                                         2,159     1,983
                                                                     -----------------

OTHER EXPENSE
     Salaries and employee benefits                                    2,515     2,314
     Net occupancy expenses                                              136       123
     Equipment expenses                                                  484       548
     Data processing fees                                                367       369
     Deposit insurance expense                                            19        19
     Printing and office supplies                                         64        96
     Advertising and promotion                                           128       128
     Professional fees                                                   203       164
     Other expenses                                                      418       358
                                                                     -----------------
            Total other expense                                        4,334     4,119
                                                                     -----------------

INCOME BEFORE INCOME TAX                                               2,043     1,043

     Income tax expense                                                  738       320
                                                                     -----------------
NET INCOME                                                           $ 1,305   $   723
                                                                     =================

EARNINGS PER SHARE                                                       N/A       N/A


See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (in thousands of dollars except share data)
                                  (unaudited)


THREE MONTHS ENDED SEPTEMBER 30                                       2001          2000
--------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans receivable
      Taxable                                                       $    2,368   $    2,476
      Tax exempt                                                            13           16
    Investment securities
      Taxable                                                              714          555
      Tax exempt                                                            70           55
    Deposits with financial institutions                                   101           27
    FHLB stock dividends                                                    24           28
                                                                    -----------------------
           Total interest income                                         3,290        3,157
                                                                    -----------------------

INTEREST EXPENSE
    Deposits                                                             1,384        1,523
    Short-term borrowings and long-term debt                               302          388
                                                                    -----------------------
           Total interest expense                                        1,686        1,911
                                                                    -----------------------

NET INTEREST INCOME                                                      1,604        1,246
    Provision for loan losses                                              166          333
                                                                    -----------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,438          913
                                                                    -----------------------

OTHER INCOME
    Service charges on deposit accounts                                    119          121
    Loan servicing fees                                                     78          161
    Other customer fees                                                    219          171
    Net realized losses on sales of available-for-sale securities            0           (3)
    Net gains on loan sales                                                212          195
    Brokerage fees                                                           7           49
    Abstract and title fees                                                 92           76
    Other income                                                            52           78
                                                                    -----------------------
           Total other income                                              779          848
                                                                    -----------------------

OTHER EXPENSE
    Salaries and employee benefits                                         829          791
    Net occupancy expenses                                                  41           37
    Equipment expenses                                                     166          191
    Data processing fees                                                   118          116
    Deposit insurance expense                                                7            6
    Printing and office supplies                                            21           37
    Advertising and promotion                                               50           48
    Professional fees                                                       43           55
    Other expenses                                                         155          149
                                                                    -----------------------
           Total other expense                                           1,430        1,430
                                                                    -----------------------

INCOME BEFORE INCOME TAX                                                   787          331

    Income tax expense                                                     277          103
                                                                    -----------------------
NET INCOME                                                          $      510   $      228
                                                                    =======================
EARNINGS PER SHARE
    Basic                                                           $     0.36   $      N/A
                                                                    =======================
Weighted average shares                                              1,405,540          N/A
                                                                    =======================



See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                    CONSOLIDATED STATEMENT OF EQUITY CAPITAL
                           (in thousands of dollars)
                                  (unaudited)

                                                                                       UNALLOCATED       ACCUMULATED
                                                              ADDITIONAL              EMPLOYEE STOCK        OTHER
                                                     COMMON    PAID-IN     RETAINED   OWNERSHIP PLAN    COMPREHENSIVE
                                                     STOCK     CAPITAL     EARNINGS       SHARES        INCOME (LOSS)     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                          $           $         $12,693       $               $ (704)         $11,989
     Comprehensive income
       Net income                                                              723                                           723
       Other comprehensive income, net of tax
         Unrealized losses on securities, net of
           reclassification adjustment                                                                      118              118
                                                                                                                        --------

           Total comprehensive income                                                                                        841
                                                     ---------------------------------------------------------------------------

BALANCES SEPTEMBER 30, 2000                          $           $         $13,416       $               $ (586)         $12,830


BALANCES, DECEMBER 31, 2000                          $           $         $13,429       $               $  (66)         $13,363
     Comprehensive income
       Net income                                                            1,305                                         1,305
       Other comprehensive income, net of tax
         Unrealized gains on securities, net of
           reclassification adjustment                                                                      617              617
                                                                                                                        --------
           Total comprehensive income                                                                                      1,922

     Issuance of stock, net of issuance costs           15        14,363                                                  14,378
     Employee stock ownership plan
       shares acquired                                                                    (1,406)                         (1,406)
     Employee stock ownership plan
       shares allocated                                                8                      88                              96
                                                     ---------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 2001                         $  15       $14,371   $14,734       $(1,318)        $  551          $28,353
                                                     ===========================================================================




     See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

NINE MONTHS ENDED SEPTEMBER 30                                       2001        2000
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                    $  1,305    $    723
     Adjustments to reconcile net income to net cash
       provided by operating activities
       Provision for loan losses                                        438         585
       Depreciation and amortization                                    222         280
       Deferred income tax                                                0         (35)
       Investment securities amortization (accretion), net              (10)         18
       FHLB stock dividends                                             (80)          0
       Investment securities losses                                       0           3
       Net gains on sales of loans                                     (596)       (482)
       Loans originated for sale                                    (18,161)     (9,374)
       Proceeds on loans sold                                        18,280       9,856
       Net (gains) losses on sales of premises and equipment              2          (4)
       Net (gains) losses on sales of foreclosed assets                  11         (34)
       Employee stock ownership plan compensation expense                96
       Change in
         Other assets                                                  (629)        (59)
         Other liabilities                                               26          20
                                                                   --------------------
           Net cash provided by operating activities                    904       1,497
                                                                   --------------------

INVESTING ACTIVITIES
     Net change in interest-bearing time deposits                        50         (50)
     Purchases of securities available for sale                     (28,880)     (7,461)
     Proceeds from maturities of securities available for sale       17,977       2,505
     Proceeds from sales of securities available for sale                 0         980
     Net changes in loans                                             2,835      (2,093)
     Purchases of Federal Home Loan Bank stock                            0         (50)
     Proceeds from sales of foreclosed assets                         1,151         673
     Purchases of premises and equipment                                (88)       (125)
     Proceeds from sale of premises and equipment                         1           0
                                                                   --------------------
           Net cash used by investing activities                     (6,954)     (5,621)
                                                                   --------------------


FINANCING ACTIVITIES
     Net change in
       Noninterest-bearing, interest-bearing demand
         and savings deposits                                         1,067      12,077
       Certificates of deposits                                       1,259      (9,491)
       Short-term borrowings                                         (1,500)     (4,500)
     Repayment of long-term debt                                    (18,510)    (14,592)
     Proceeds from long-term debt                                    22,500      18,500
     Net change in advances by borrowers for taxes and insurance       (127)       (174)
     Proceeds from stock issuance                                    14,378           0
     Purchase of employee stock ownership plan shares                (1,406)          0
                                                                   --------------------

           Net cash provided by financing activities                 17,661       1,820
                                                                   --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              11,611      (2,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          9,146      12,679
                                                                   --------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 20,757    $ 10,375
                                                                   ====================


Additional Cash Flows Information

     Interest paid                                                 $  5,402    $  5,266
     Income tax paid                                                    550         231
     Loan balances transferred to real estate owned and
       repossessions                                                  1,977         826



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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The ESOP expense was $48,000 and $96,000 for the three-month and nine-month periods ended September 30, 2001.

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

Note 4 - Earnings per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of the conversion and, therefore, no earnings per share is reported for the nine-month period ended September 30, 2001 nor for the three-month or nine-month periods ended September 30, 2000.

Note 5 - Authorized Share Repurchase Program

On October 3, 2001 the Company announced that the Board of Directors has authorized the open-market stock repurchase of up to 5%, or 76,044 shares of the Company's outstanding stock over the next one-year period ending September 27, 2002, as, in the opinion of management, market conditions warrant. As of November 9, 2001, the Company had repurchased 62,600 shares.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust sb (Bank) and the Bank's wholly owned subsidiaries, First Charter Service Corporation, ECS Service Corporation, and Community Finance Center, Inc. at September 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month and nine month periods ending September 30, 2001 to the same periods in 2000. Prior to the Company's acquisition of the Bank in November 2000, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank and the Bank's subsidiaries at and for the period prior to November 2000 and the Company and its subsidiary thereafter. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $19.7 million or 11.48%, to $191.4 million at September 30, 2001 from $171.7 million at December 31, 2000. The growth in total assets was due primarily to an $11.6 million increase in cash and cash equivalents, a $12.0 million increase in investment securities available for sale, and an $815,000 increase in foreclosed assets offset by a $5.3 million decrease of loans, net of allowance for loan losses. The overall increase in total assets was funded by net proceeds received from the initial stock offering, and increases in deposits and Federal Home Loan Bank advances.

The Company's interest-bearing demand deposits increased $13.1 million to $15.6 million at September 30, 2001 compared to $2.5 million at December 31, 2000. Investment securities available for sale amounted to $53.1 million at September 30, 2001 compared to $41.1 million at December 31, 2000, a $12.0 million increase. Both of these increases were primarily the result of $14.4 million in net proceeds received from the initial stock offering, increased borrowings from Federal Home Loan Bank, and repayments of loans.

The Company's net loan portfolio decreased by $5.3 million to $105.1 million at September 30, 2001 from $110.4 at December 31, 2000. Gross loans decreased by $5.8 million while the allowance for loan losses decreased by $563,000. Loans secured by 1-4 family residences decreased by $2.2 million. Low fixed mortgage rates have resulted in higher loan volume with many borrowers refinancing adjustable rate loans to fixed rate to take advantage of the lower rates. These fixed rate residential loans are sold in the secondary market. Consumer loans have decreased by $1.3 million. Agricultural loans have increased by $300,000 while farmland loans have decreased by $800,000 and commercial loans decreased by $900,000.

At September 30, 2001 the allowance for loan losses was $1.7 million or 1.55% of the total loan portfolio compared to $2.2 million, or 1.97% at December 31, 2000. The Company's net chargeoffs were $1.0 million for the nine-months ended September 30, 2001 compared to $459,000 for September 30, 2000. In the quarter ended September 30, 2001 chargeoffs were $510,000 compared to the quarter ended September 30, 2000 of $261,000. The allowance for loan losses at December 31, 2000 included provision for specific anticipated losses of $292,000 which were subsequently incurred in the nine-month period ending September 30, 2001. In addition, one troubled credit identified and classified on December 31, 2000 deteriorated resulting in a chargeoff of $283,000. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans increased slightly from 2.34% or $2.7 million at December 31, 2000 compared to 2.40% or $2.6 million at September 30, 2001. The Company's nonperforming loans and troubled debt restructurings of $2.6 million at September 30, 2001 consists primarily of restructured commercial and agricultural loans and nonperforming loans primarily secured by 1-4 family residences and commercial real estate. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Foreclosed assets have increased by $815,000 from $457,000 at December 31, 2000 to $1.3 million at September 30, 2001. The increase was due to $2.0 million in loans transferred to foreclosed assets, offset by $1.2 million in foreclosed assets sold. As of September 30, 2001 the Company had seventeen real estate properties totaling $1.0 million and other repossessed assets of $233,000. Foreclosed assets are carried at lower of cost or net realizable value.

The Company's total deposits amounted to $136.4 million at September 30, 2001 compared to $134.1 million at December 31, 2000, an increase of $2.3 million or 1.73%. The increase in total deposits was due to a $4.0 million decrease in noninterest-bearing demand deposits and a decrease in savings deposits of $444,000 offset by an increase in certificates of deposits of $1.3 million and an increase in interest-bearing demand deposits of $5.4 million.

The Company's short-term borrowings consist of an open line of credit with the Federal Home Loan Bank of Chicago. The Company's short-term borrowings decreased by $1.5 million to $0 at September 30, 2001. The short-term debt was converted to fixed rate advances, which increased from $21.5 million at December 31, 2000 to $25.5 million at September 30, 2001, an 18.5% increase. The remaining increase in long-term debt was used to fund purchases in the investment portfolio.

Stockholders' equity at September 30, 2001 was $28.4 million compared to $13.4 million at December 31, 2000, an increase of $15.0 million. The increase primarily reflects net proceeds of $14.4 million from the initial public offering. The employee stock ownership plan acquired 117,869 shares for $1.4 million. Retained earnings increased by the amount of net income or $1.3 million and accumulated comprehensive income increased by the increase in the fair value of securities available for sale, net of tax, of $617,000.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net income for the nine months ended September 30, 2001 increased by $582,000 or 80.5% from $723,000 for September 30, 2000 to $1.3 million for the nine months ended September 30, 2001. The increase in net income is primarily due to increases in net interest income and other income and a decrease in provision for loan losses offset by increases in other expense, and income tax expense. Return on average assets increased to .91% for the nine months ended September 30, 2001 from .59% for the same period ended September 30, 2000.

Net interest income increased $892,000 or 23.7% from $3.76 million for the nine months ended September 30, 2000 to $4.66 million for September 30, 2001. The primary reason for the increase in net interest income is an increase in interest income of $954,000 offset by an increase of $62,000 in interest expense. The Company's net interest margin was 3.71% and 3.28% during the nine months ended September 30, 2001 and 2000, respectively. The net interest margin increased as a result of an increase in the ratio of earning assets to earning liabilities and a decrease in interest rates on interest-bearing liabilities. The decrease in interest rates on interest-bearing liabilities is due to an increase in demand deposit accounts which have lower rates and a decrease in certificate of deposit accounts which typically have higher rates. The increase in the ratio of earning assets to earning liabilities was primarily due to the proceeds from the stock conversion being invested in earning assets.

For the nine months ended September 30, 2001 and 2000 the provision for losses on loans was $438,000 and $585,000, respectively. The provision for the nine months ended September 30, 2001 is based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2001, its allowance for loan losses was adequate.

Other income increased $176,000 or 8.88% from $1.98 million for the nine months ended September 30, 2000 to $2.16 million for the nine months ended September 30, 2001. The increase was a result of an increase in customer fees of $144,000 and an increase in gains on loan sales of $114,000. Due to a decrease in the federal funds rate from 6.50% as of January 1, 2001 to its current level of 2.00%, consumers are originating and refinancing existing loans into lower fixed rate mortgage loans, which are then sold into the secondary market at a profit. Brokerage fees declined by $121,000 due to a transfer in 2000 of $3.1 million of annuity accounts under management into new product lines offered by First Charter Service Corporation, one of the Company's wholly-owned subsidiaries.

Total other expenses were $4.3 million for the nine months ended September 30, 2001 as compared to $4.1 million for the nine months ended September 30, 2000. The primary reason for the increase was an increase in salaries and employee benefits of $201,000 due to normal pay increases, the addition of two full-time equivalent employees, and employee stock ownership plan expense.

Income tax expense was $738,000 for the nine months ended September 30, 2001 as compared to $320,000 for the nine months ended September 30, 2000. The $418,000 increase is due to an increase in taxable income of $1.0 million from $1.04 million for the nine months ended September 30, 2000 to $2.04 million for September 30, 2001. The effective tax rates were 36.1% and 30.7%, respectively, for September 30, 2001 and 2000. The increase in the effective tax rate from 2000 to 2001 was due to a decrease in permanent tax differences in 2001.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Net income for the three months ended September 30, 2001 increased by $282,000 or 123.7% from $228,000 for September 30, 2000 to $510,000 for the three months ended September 30, 2001. The return on assets increased from .53% for the three months ended September 30, 2000 to 1.07% for the three months ended September 30, 2001.

Net interest income increased $358,000 or 28.7% from $1.25 million for the three months ended September 30, 2000 to $1.60 million for September 30, 2001. The primary reasons for the increase in net interest income are an increase in interest income of $133,000 and a decrease of $225,000 in interest expense. The Company's net interest margin was 3.54% and 3.20% during the three months ended September 30, 2001 and 2000, respectively. The net interest margin increased as a result of a decrease in rates on interest earning liabilities, and an increase in the ratio of earning assets to earning liabilities. The decrease in rates on interest earning liabilities was primarily due to a decline in interest rates paid on certificates of deposit. The increase in the ratio of earning assets to earning liabilities was primarily due to proceeds from the stock conversion being invested in earning assets, primarily mortgage-backed securities.

For the three months ended September 30, 2001 and 2000 the provision for losses on loans on loans amounted to $166,000 and $333,000, respectively. The provision for the three months ended September, 2001 is based on the Company's analysis of the allowance for loan losses as previously discussed. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, Company management believes that, as of September 30, 2001, its allowance for loan losses was adequate.

Other income decreased $69,000 or 8.1% from $848,000 for the three months ended September 30, 2000 to $779,000 for the three months ended September 30, 2001. Other customer fees increased by $48,000 due primarily to closing fees on a larger volume of mortgage loans sold into the secondary loan market. Loan servicing fees decreased by $83,000 due to capitalized servicing assets amortizing more rapidly this year as opposed to last year, a result of increased prepayments. Brokerage fees for the quarter from last year to this year have decreased by $42,000. During 2000 approximately $1 million of existing annuities were transferred to new product lines during the quarter ended September 30, 2000 generating income for First Charter Service Corporation, one of the Company's wholly-owned subsidiaries.

Income tax expense was $277,000 for the three months ended September 30, 2001 as compared to $103,000 for the three months ended September 30, 2000. The $174,000 increase is due to an increase in taxable income of $456,000 from $331,000 for the three months ended September 30, 2000 to $787,000 for September 30, 2001. The effective tax rates were 35.2% and 31.1%, respectively, for the quarters ended September 30, 2001 and 2000. The increase in the effective tax rate from 2000 to 2001 was due to a decrease in permanent tax differences in 2001.

LIQUIDITY

At September 2001, the Company had outstanding commitments to originate $3.7 million in loans. In addition, open-end line of credit loans had $4.5 million available to be drawn upon. As of September 30, 2001, the total amount of certificates scheduled to mature in the following 12 months was $58.0 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2001:

------------------------------------------------------------------------------------------------------------
                                                                       REQUIRED FOR           TO BE WELL
                                                   ACTUAL             ADEQUATE CAPITAL       CAPITALIZED
------------------------------------------------------------------------------------------------------------
                                              Amount         %         Amount     %         Amount      %
     SEPTEMBER 30, 2001                                                (in thousands)
------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)       21,634       19.68        8,796    8.0        10,995     10.0
------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)      20,252       18.42        4,398    4.0         6,597      6.0
------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)            20,252       10.84        7,471    4.0         9,339      5.0
------------------------------------------------------------------------------------------------------------


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

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for the Company for the fiscal quarter beginning January 1, 2002. The adoption of this standard will have no impact on the Company.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective beginning June 15, 2002. The adoption of this standard is not expected to have an impact on the Company.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. The adoption of this statement will have no impact on the Company.

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


PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Merri L. Voigt v. First Bank & Trust, S.B. (United District Court, Central District of Illinois). This case was settled and dismissed by agreement prior to September 30, 2001. There was no material impact to the financial condition and results of operations of the Company.

In addition, the Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business, such as claims to enforce liens and claims involving the making and servicing of real property loans and other issues. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

Use of Proceeds. On April 18, 2001 the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

     1. The effective date of the registration statement on Form SB-2, as amended (File No. 333-51934 was February 12, 2001.

     2. The offering of securities was not underwritten. Trident Securities, a Division of McDonald Investments Inc. acted as marketing agent.

     3. The class of securities registered was common stock, $.01 par value per share. The amount of such securities registered was 1,520,875 shares at an offering of $10.00 per share. The offering terminated on March 29, 2001 with the sale of 1,520,875 shares at a price of $10.00 per share.

     4. The total offering expenses incurred by the Company were approximately $830,000, none of which were paid directly or indirectly to directors or officers or their associates.

     5. The net proceeds of the offering were $14.4 million of which $ 1.4 million was loaned to the Bank's employee stock ownership plan to purchase stock on the open market, due to the subscription being oversubscribed. One-half of the net proceeds or $7.2 million was invested in the Bank and the remaining was invested in securities and investments. These uses of proceeds do no represent a material change in the use of proceeds described in the Company's prospectus dated February 12, 2001.


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



                                       FIRST BANCTRUST CORPORATION

Date:  November 9, 2001                /s/ Terry J. Howard
                                          -----------------------------------
                                          Terry J. Howard
                                          President and Chief Executive Officer


Date:  November 9, 2001                /s/ Ellen M. Litteral
                                          -----------------------------------
                                          Ellen M. Litteral
                                          Treasurer