Form 10KSB
period 2001-12-31
FIRST BANCTRUST CORP
filed 2002-04-01
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      | | TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                        COMMISSION FILE NUMBER 000-32535

                           FIRST BANCTRUST CORPORATION
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                         37-1406661
            --------                                         ----------
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

206 SOUTH CENTRAL AVENUE                                     61944
------------------------                                     -----
PARIS, ILLINOIS                                              (ZIP CODE)
---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-465-6381

      SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         Issuer's revenues for its most recent fiscal year: $13,573,945

As of March 8, 2002, the aggregate value of the 1,314,276 shares of Common Stock of the Registrant outstanding on such date, which excludes 143,999 shares held by all directors and executive officers as a group, was approximately $19.3 million. This figure is based on the last known trade price of $14.70 per share of the Registrant's Common Stock on March 8, 2002.

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 8, 2002: 1,458,275

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES | | NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated into Parts II and III.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                      INDEX

PART I

                                                                            PAGE
                                                                            ----
Item 1.      Description of Business                                          1

Item 2.      Description of Property                                         28

Item 3.      Legal Proceedings                                               28

Item 4.      Submission of Matters to a Vote of Security Holders             29

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters        29

Item 6.      Management's Discussion and Analysis or Plan of Operation       30

Item 7.      Financial Statements                                            30

Item 8.      Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                      30

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16 (a) of the Exchange Act            30

Item 10.     Executive Compensation                                          30

Item 11.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                               31

Item 12.     Certain Relationships and Related Transactions                  31

Item 13.     Exhibits, List and Reports on Form 8-K                          31

SIGNATURES

                                     PART I

Item 1. Description of Business.

In addition to historical information, this Annual Report may include certain forward- looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 and on April 18, 2001 acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 1,520,875 shares of common stock in the initial offering at $10 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2001, the Company had consolidated total assets, liabilities and stockholders' equity of $196.0 million, $168.3 million, and $27.7 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2001 consisted primarily of the investment in the Bank of $21.4 million, interest-bearing demand deposits of $4.5 million, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $1.3 million, and available-for-sale securities of $600,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank and the Bank's subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and its operations office, both in Paris, Illinois, and one branch office in Marshall, Illinois. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. As of December 31,

2001, the Bank had total assets of $195.4 million, total liabilities of $174.0 million, and total equity of $21.4 million.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial and industrial loans, agricultural loans, commercial business loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans are sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2001, the Company's gross loan portfolio totaled $103 million. In addition, at December 31, 2001 the Company serviced $71.5 million in loans ($54.2 million of residential loans and $17.3 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2001, the Company's securities portfolio totaled $65.2 million, which are all designated as available for sale. The Company also had $9.4 million invested in interest-bearing demand deposits at December 31, 2001.

The Company's revenues are derived principally from interest on its mortgage, consumer, agriculture and commercial loans, interest and dividends on its securities, gains on sales of loans, abstract and title fees, and other customer fees. The Company's primary sources of funds are deposits, loan repayments, sales of loans in the secondary market and advances (loans) from the Federal Home Loan Bank ("FHLB"). In 2001, the Company also received $14.4 million in net proceeds from the Company's stock issuance.

The Company's ability to earn a profit depends on net interest income, which is the difference between the interest income earned on interest-earning assets, such as mortgage, commercial and consumer loans, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company's profitability depends on its ability to manage assets and liabilities during periods of changing interest rates. To a lesser extent, the Company's profitability depends on the ability to continue to generate non-interest income from services provided to its customers.

Lending Activities

GENERAL. At December 31, 2001, the net loan portfolio, including loans held for sale, of the Company totaled $103 million, representing 52.5% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2001, single-family residential loans amounted to $41.3 million or 40.2% of the total loan portfolio. Of this amount, $2.7 million consisted of second mortgage loans. In addition, the Company originates commercial and industrial loans, agricultural loans, commercial business loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

The types of loans the Company may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                  December 31, 2001    December 31, 2000    December 31, 1999
                                  -----------------    -----------------    -----------------
                                   Amount    Percent    Amount    Percent    Amount    Percent
                                  --------   ------    --------   ------    --------   ------
                                                     (Dollars in thousands)
Real estate loans:
  One-to-four family              $ 41,298    40.15%   $ 46,399    41.06%   $ 40,256    35.83%
  Multi-family                         260     0.25%        295     0.26%        414     0.37%
  Commercial and industrial          7,980     7.76%      8,412     7.44%      7,784     6.93%
  Construction                         937     0.91%        440     0.39%      1,200     1.07%
  Agricultural loans                11,288    10.98%     12,092    10.70%     10,523     9.36%
Commercial business                  6,291     6.12%      8,038     7.11%      7,319     6.51%
Agricultural production finance      8,304     8.07%      9,564     8.46%     14,662    13.05%
Consumer loans:
  Vehicle                           20,279    19.71%     20,712    18.34%     18,223    16.22%
  Consumer finance                   1,071     1.04%      1,279     1.13%      3,745     3.33%
  Share                                780     0.76%        827     0.73%      1,053     0.94%
  Other                              3,302     3.21%      3,931     3.48%      6,033     5.37%
Other loans                          1,073     1.04%      1,013     0.90%      1,156     1.02%
                                  --------   ------    --------   ------    --------   ------
    Total loans receivable        $102,863   100.00%   $113,002   100.00%   $112,368   100.00%
                                             ======               ======               ======

Less:

Undisbursed portion of loans           185                  194                   70
Unearned discount and fees             365                  954                  312
Allowance for loan losses            1,657                2,222                1,584
                                  --------             --------             --------

  Loans receivable, net           $100,656             $109,632             $110,402
                                  ========             ========             ========

Loans held for sale at December 31, 2001 amounted to $597,000, and are not included in the above table. Of this amount, single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority totaled $507,000, and farmland loans of $90,000 were committed for sale in the secondary market.

ORIGINATION OF LOANS. The lending activities of the Company are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of procedures, including referrals from real estate brokers, builders and existing customers.

The loan officers also supervise the procurement of credit reports, appraisals, and other documentation involved with loan originations. Property valuations are performed by independent outside appraisers approved by the Board of Directors of the Company.

Under the real estate lending policy of the Company, a title opinion or a title insurance policy must be obtained for each real estate loan, as well as fire and extended casualty insurance. Flood insurance is required when the property is in a flood hazard area designated by the Department of Housing and Urban Development. The Company does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the collateral that will secure the loan. The Company's loan policy assigns aggregate lending limits to officers of the Company depending on the type of loan and whether the loan is secured or unsecured. Executive officers may combine their lending authority provided that any aggregate extension of credit over $300,000 requires approval by the Loan Committee of the Board of Directors. Generally, the Loan Committee is authorized to approve aggregate extensions of credit up to $800,000. Any extension of credit that will cause the aggregate loan balance to one borrower to exceed $800,000 must be approved by three executive officers, the Loan Committee and the Board of Directors.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Company concentrates its lending activity to its primary market area of Edgar and Clark counties, Illinois. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 20% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. As an Illinois-chartered savings bank, the Bank is permitted to invest without limitation as a percentage of assets in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. The Bank has received a waiver from the Illinois Office of Banks and Real Estate regarding its ability to exceed this 10% limit. The Bank is subject to its internal loans-to-one borrower limitation of 15% of unimpaired capital.

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2001, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                          At December 31, 2001
                                   -----------------------------------------------------------------------
                                                              Agricultural
                                                 Commercial    Production                Other     Total
                                   Real Estate    Business       Finance     Consumer    Loans     Loans
                                   -----------   ----------   ------------   --------   -------   --------
                                                             (In thousands)
AMOUNTS DUE IN:
One year or less                   $     3,232   $    2,320   $      5,881   $  2,709   $     0   $ 14,142
More than one year to five years         6,100        3,779          1,889     20,723     1,073     33,564
More than five years                    52,431          192            534      2,000         0     55,157
                                   -----------   ----------   ------------   --------   -------   --------
  Total amount due                 $    61,763   $    6,291   $      8,304   $ 25,432   $ 1,073   $102,863
                                   ===========   ==========   ============   ========   =======   ========

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2002 which have fixed interest rates or which have floating or adjustable rates.

                                     Fixed-Rates   Floating or Adjustable-Rates      Total
                                     -----------   ----------------------------   -----------
                                                          (In thousands)
Real estate loans:
  One-to-four family                 $     3,801          $    36,597(1)          $    40,398
  Multi-family                                37                  217                     254
  Commercial and industrial                1,395                5,709                   7,104
  Construction                               621                   69                     690
  Agricultural loans                       2,906                7,179                  10,085
Commercial business                        2,724                1,247                   3,971
Agricultural production finance            1,726                  697                   2,423
Consumer loans:
  Vehicle                                 19,270                    3                  19,273
  Consumer finance                           922                   10                     932
  Share                                       70                    0                      70
  Other                                    2,428                   20                   2,448
Other loans                                  220                  853                   1,073
                                     -----------          -----------             -----------
    Total loans receivable           $    36,120          $    52,601             $    88,721
                                     ===========          ===========             ===========

(1) Includes the Bank's residential loan product with a fixed rate for the first three years which adjusts on an annual basis thereafter.

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2001, $41.3 million or 40.2% of the total loan portfolio consisted of single-family residential loans. Of this amount, $2.7 million consisted of second mortgage loans.

The Company's present lending policy on one-to-four family residential mortgage loans generally limits the maximum loan-to-value to 85% of the lesser of the appraised value or purchase price of the property. If the Company originates a residential mortgage loan with a loan-to-value in excess of 90%, the Company typically requires the borrower to obtain private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month.

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells substantially all fixed-rate loans with terms greater than 12 years in the secondary market. At December 31, 2001, $4.5 million, or 10.9% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $36.8 million or 89.1% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2001, the Company's second mortgage or home equity loans amounted to $2.7 million or 3.0% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after five years.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, retail stores and restaurants located within the Company's market area. Commercial real estate amounted to $8.0 million or 7.8% of the total loan portfolio as of December 31, 2001 with an average loan balance of approximately $67,000.

The Company's commercial real estate loans typically have a loan-to-value ratio of 75% or less and generally have higher interest rates than single-family residential loans. The maximum term of the Company's commercial real estate loans is 10 years based on a 20 or 30 year amortization schedule.

Commercial real estate lending is generally considered to involve a higher degree of risk than one-to-four family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business purposes. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2001 the Company's agricultural loans amounted to $11.3 million or 11.0% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in Illinois and Indiana contiguous to its market area. The Company's agricultural real estate loans have interest rates which adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 years. A portion of these loans also include a balloon payment after 10 years. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

The Company's agricultural real estate loans generally are originated under terms, conditions and documentation which permit them to be sold to a variety of investors in the secondary market. These loans are also underwritten to carry a government guarantee that covers 90% of any loss on the loan. By way of example, assume that the Company originates a conforming $100,000 agricultural loan and subsequently sells $90,000 of the loan in the secondary market with servicing retained. Assume that the borrower defaults on the loan, and the value of the property is $50,000. The Company would purchase the $90,000 portion from the investor, foreclose on the loan, and sell the property for $50,000. This would result in an initial loss to the Company of $50,000. However, as a result of the government guarantee, the Company would be reimbursed $45,000, representing 90% of its loss of $50,000. The Company's out of pocket loss in this example would be $5,000. If the Company originates an agricultural loan to be sold in the secondary market, it may originate the loan with a loan-to-value of 90% of the lesser of the appraised value or purchase price of the property.

COMMERCIAL AND BUSINESS LOANS. At December 31, 2001, the Company's commercial business loans amounted to $6.3 million or 6.1% of the Company's loan portfolio. The Company's commercial business loans have a term of up to five years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial business loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interest in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2001 the Company's agricultural production finance loans amounted to $8.3 million or 8.1% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana contiguous to its market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years with a fixed rate of interest. The interest rate is increased with respect to the three and five year loans due to the increased risk of these loans. The amount of these loans is based on management's review of the borrower's business plan, prior performance of the land, marketability of crops, and current market prices. The Company requires a minimum debt service ratio of 1.1. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farm land.

The Company's agricultural production finance loans are also generally originated under terms, conditions and documentation which allow them to be sold to a variety of investors in the secondary market. These loans also carry a government guarantee of up to 90% of any loss. If the Company originates an agricultural production finance loan to be sold in the secondary market, it will extend the term of the loan to seven years.

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2001 $25.4 million or 24.7% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to seven years for new vehicles and up to five years for used vehicles. Vehicle loans amounted to $20.3 million or 19.7% of the total loan portfolio at December 31, 2001. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2001 the Company's consumer finance loans amounted to $1.1 million or 1.0% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $780,000 or 0.8% of the Company's total loan portfolio at December 31, 2001. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans. These loans amounted to $3.3 million or 3.2% of the total loan portfolio at December 31, 2001.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and portfolio and provide a full range of services to its customers.

CONSTRUCTION LOANS. At December 31, 2001, the Company had approximately $937,000 in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending in its market area, using conservative underwriting guidelines, and monitoring the construction process.

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2001, the Company had $260,000 in multi-family residential mortgage loans which amounted to 0.3% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $1.1 million or 1.0% of the total loan portfolio at December 31, 2001. The majority of these loans represent participation interests in two industrial revenue bonds for a local business and a local hospital.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administrating the loans. At December 31, 2001, the Company was servicing $71.5 million of loans for others. Of this amount, $54.2 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation, the Illinois Housing Development Authority, and a private investor. Agricultural land and equipment loans serviced for others were $17.3 million.

Asset Quality

GENERAL. The Company mails delinquent notices to borrowers when a borrower fails to make a required payment within 15 days of the due date. Additional notices are sent out when a loan becomes 30 days or 60 days past due. If a loan becomes 90 days past due, the Company mails a notice indicating that the Company will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $807,000 of real estate owned and other assets at December 31, 2001. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                       December 31, 2001
                                  -----------------------------------------------------------
                                     30-59 Days           60-89 Days         90 or More Days
                                      Overdue              Overdue               Overdue
                                  -----------------    -----------------    -----------------
                                           Percent              Percent              Percent
                                           of Total             of Total             of Total
                                  Amount     Loans     Amount     Loans     Amount     Loans
                                  ------   --------    ------   --------    ------   --------
                                                         (In Thousands)
Real estate loans:
  One-to-four family              $2,079       2.02%   $1,021       0.99%   $  931       0.91%
  Commercial and industrial          628       0.61%       85       0.08%      236       0.23%
  Construction                        29       0.03%       --         --        --         --
  Agricultural loans                 143       0.14%       78       0.08%       71       0.07%
Commercial business                  175       0.17%       95       0.09%      188       0.18%
Agricultural production finance       39       0.04%       80       0.08%        7       0.01%
Consumer loans:
  Vehicle                            571       0.56%       82       0.08%       54       0.05%
  Consumer finance                    25       0.02%       --         --         3       0.00%
  Other                               47       0.05%       28       0.03%       22       0.02%
                                  ------   --------    ------   --------    ------   --------
  Total loans                     $3,736       3.64%   $1,469       1.43%   $1,512       1.47%
                                  ======   ========    ======   ========    ======   ========

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.

                                                         At December 31,
                                                   --------------------------
                                                    2001      2000      1999
                                                   ------    ------    ------
                                                     (Dollars in thousands)
NONACCRUING LOANS: (1)
Real estate loans:
  Residential                                      $  931    $  885    $  502
  Commercial                                          236       117       123
  Construction                                         --        --        --
  Agricultural                                         71        --       355
Commercial and industrial                             188        57       123
Agricultural production finance                         7       564        75
Consumer loans:
  Vehicle                                              54        82       105
  Consumer finance                                      3        22        --
  Other                                                22         6        --
                                                   ------    ------    ------
  Total nonaccruing loans                           1,512     1,733     1,283
                                                   ------    ------    ------
Real estate owned (2)                                 807       456       646
                                                   ------    ------    ------
  Total nonperforming assets (3)                    2,319     2,189     1,929
Troubled debt restructurings                          723       928        54
                                                   ------    ------    ------
Troubled debt restructurings and total
  nonperforming assets                             $3,042    $3,117    $1,983
                                                   ======    ======    ======
Total nonperforming loans and troubled debt
  restructurings as a percentage of total loans      2.17%     2.35%     1.19%
Total nonperforming assets and troubled debt
  restructurings as a percentage of total assets     1.55%     1.82%     1.18%

(1)   All loans 90 or more days overdue are on nonaccrual status.
(2) Real estate owned includes other repossessed assets and the balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset-classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classification and amounts reserved.

The Company's total classified loans, which are also impaired loans, at December 31, 2001 amounted to $5.1 million, $2.6 million of which was classified as substandard, $768,000 of which was classified doubtful, $106,000 of which was classified loss, and $1.6 million which was classified as special mention or potential problem loans. Of the $5.1 million classified assets, $1.5 million were nonperforming loans as of December 31, 2001. The remaining $3.6 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

The Company had specific reserves totaling $754,000 on classified loans as of December 31, 2001. Included in the classified loans of $5.1 million were agricultural production finance loans totaling $1.5 million. Also included were residential loans of $1.3 million. Commercial, agricultural real estate, and commercial real estate accounted for $1.8 million. The remaining $500,000 related primarily to consumer loans.

RESERVE POLICY AND METHODOLOGY. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. In calculating the allowance for credit losses, the Company segments the loan portfolio into two groups, loans evaluated individually and loans evaluated collectively. The methodology for assessing the appropriateness of the allowance account consists of a formula allowance for loans evaluated collectively and specific allowances for loans evaluated individually.

The formula allowance is calculated by applying loss factor percentages to outstanding loans and certain outstanding commitments included in the classification of assets, based on the internal grade of each loan. Changes in risk grades of these loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The adjustments to the historical loss experience are based on an evaluation of national and local economic trends, trends in delinquencies and charge-offs, trends in volume and terms of loans, changes in underwriting standards, and industry conditions.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2001 and 2000, the allowance for loan losses was 1.62% and 1.99%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                         December 31,
                                     ------------------------------------------------------------------------------------
                                               2001                          2000                          1999
                                     ------------------------      ------------------------      ------------------------
                                                  Percent of                    Percent of                    Percent of
                                                   Loans in                      Loans in                      Loans in
                                                     Each                          Each                          Each
                                                  Category to                   Category to                   Category to
                                     Amount       Total Loans      Amount       Total Loans      Amount       Total Loans
                                     ------       -----------      ------       -----------      ------       -----------
                                                                    (Dollars in thousands)
REAL ESTATE LOANS:
  One-to-four family                 $  370            39.91%      $  274            41.22%      $  128            39.34%
  Multi-family                            4             0.25%           1             0.26%          21             0.26%
  Commercial and industrial             259             7.71%         202             7.44%          82             6.81%
  Construction                            7             0.91%           0             0.39%          20             1.19%
  Agricultural loans                    110            11.08%         303            11.02%          26            10.22%
Commercial business                     250             6.32%         517             7.15%         391             5.27%
Agricultural production finance         244             8.03%         592             7.91%         579            14.85%
CONSUMER LOANS:
  Vehicle                               315            19.78%         233            18.37%         191            13.94%
  Consumer finance                       34             1.04%          20             1.13%          --             2.62%
  Share                                  --             0.75%          --             0.73%          --             0.78%
  Other                                  64             3.40%          80             3.48%         146             3.55%
Other loans                              --             0.82%          --             0.90%          --             1.17%
                                     ------           ------       ------           ------       ------           ------
                                     $1,657           100.00%      $2,222           100.00%      $1,584           100.00%
                                     ======           ======       ======           ======       ======           ======

The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                        Year Ended December 31,
                                            ----------------------------------------------
                                               2001              2000              1999
                                            ----------        ----------        ----------
                                                        (Dollars in thousands)
Total loans outstanding (1)                 $  102,313        $  111,854        $  111,968
Average loans outstanding, net                 106,708           109,700           111,405
Balance at beginning of period                   2,222             1,584             1,416
CHARGE-OFFS:
Real estate loans:
  One-to-four family                                90                 4               190
  Multi-family                                      --               186                --
  Commercial and industrial                        147               182                16
  Agricultural loans                                84                --               315
Commercial business                                599                --                30
Agricultural production finance                     36                --               223
Consumer loans:
  Vehicle                                          190                92                35
  Consumer finance                                  47                 1                --
  Share                                             --                --                --
  Other                                            140               160                75
                                            ----------        ----------        ----------
    Total charge-offs                            1,333               625               884
                                            ----------        ----------        ----------
RECOVERIES:
Real estate loans:
  One-to-four family                                15                --                98
  Multi-family                                      --                --                --
  Commercial and industrial                         42                --                --
  Agricultural loans                                45                --               103
Commercial business                                 17                --                --
Agricultural production finance                     11                58                --
Consumer loans:
  Vehicle                                           16                21                --
  Consumer finance                                   6                --                --
  Share                                             --                --                --
  Other                                              9                32                 6
                                            ----------        ----------        ----------
    Total recoveries                               161               111               207
                                            ----------        ----------        ----------
Net charge-offs                                 (1,172)             (514)             (677)
Provision for loan losses                          607             1,152               845
                                            ----------        ----------        ----------
Balance at end of period                    $    1,657        $    2,222        $    1,584
                                            ==========        ==========        ==========
Allowance for loan losses as a
 percent of total loans outstanding               1.62%             1.99%             1.41%
                                            ==========        ==========        ==========

Allowance for loan losses as a
 percent of total non-performing loans          109.59%           128.22%           123.46%
                                            ==========        ==========        ==========
Ratio of net charge-offs to
 average loans outstanding                        1.10%             0.47%             0.61%
                                            ==========        ==========        ==========

(1)   Net of unearned discount and fees and undisbursed loans in process.

Investment Securities

The Company has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposits at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. The Company's investment strategy is established by the Investment Committee which currently consists of directors and officers of the Company. The Investment Committee meets on a quarterly basis and the strategy established by the committee is implemented by the Company's President and Chief Financial Officer. The Company has obtained the services of an independent consultant to provide data regarding the bank's investments as well as potential investments. Any material deviations from the investment strategy requires approval by the Investment Committee.

The following table sets forth information relating to the amortized cost and fair value of the Company's securities all of which are classified available for sale.

                                                                       December 31,
                                      ------------------------------------------------------------------------------
                                               2001                        2000                        1999
                                      ----------------------      ----------------------      ----------------------
                                      Amortized       Fair        Amortized       Fair        Amortized       Fair
                                        Cost          Value          Cost         Value          Cost         Value
                                      ---------      -------      ---------      -------      ---------      -------
                                                                      (In thousands)
U.S. government agencies              $  12,481      $12,295      $  16,997      $16,629      $  16,498      $15,563
State and political subdivisions          6,708        6,784          4,857        4,912          4,015        3,890
Mortgage-backed securities               44,561       45,049         18,718       18,913         13,170       13,030
Equity securities                         1,039        1,079            681          688            886          892
                                      ---------      -------      ---------      -------      ---------      -------
Total                                 $  64,789      $65,207      $  41,253      $41,142      $  34,569      $33,375
                                      =========      =======      =========      =======      =========      =======

The following table sets forth the amount of the Company's debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2001.

                                                                      Contractually Maturing
                                   ---------------------------------------------------------------------------------------------
                                              Weighted             Weighted             Weighted              Weighted
                                    Under 1   Average              Average     6-10     Average    Over 10    Average
                                      Year     Yield    1-5 Years   Yield      Years     Yield      Years      Yield     Total
                                   ---------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
U.S. government agencies           $   1,012   5.33%    $   8,343   4.72%    $   2,940   5.52%    $       0     --     $  12,295
State and political subdivisions          10   5.55%          305   5.15%        3,263   4.09%        3,206   4.84%        6,784
Mortgage-backed securities                 0     --         1,051   7.14%        9,977   6.36%       34,021   6.30%       45,049
                                   ---------   ----     ---------   ----     ---------   ----     ---------            ---------
Total                              $   1,022            $   9,699            $  16,180            $  37,227            $  64,128
                                   =========            =========            =========            =========            =========

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Bank to re-invest at current rates. This is beneficial in a rising interest rate environment.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. However, these securities generally yield more than other debt instruments available from U.S. Government Agencies. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The Bank's increased investment in mortgage-backed securities resulted in higher yields than were generally available from other securities of comparable credit risk. At the same time yields were only marginally less than those generally available on comparable real estate mortgages, without the inherent credit risk.

Sources of Funds

GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds and other sources and on a longer-term basis for general business purposes. For a discussion of commitments and credit risk, see note 17 to the consolidated financial statements.

DEPOSITS. Deposits are attracted by the Company principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Company obtains deposits primarily from residents in Illinois and Indiana. The Bank seeks to attract deposit accounts by offering a variety of products, competitive rates and terms.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations. The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of and certain other information relating to the Company's average deposits for the year ended by the type of deposits indicated.

                                               Year Ended                            Year Ended
                                            December 31, 2001                     December 31, 2000
                                    ---------------------------------     ---------------------------------
                                                Percent                               Percent
                                                of Total     Weighted                 of Total     Weighted
                                    Average     Average      Average      Average     Average      Average
                                    Balance     Deposits       Rate       Balance     Deposits       Rate
                                    ---------------------------------     ---------------------------------
                                                             (Dollars in thousands)
Money market deposits               $  2,224        1.67%        3.38%    $  2,795        2.20%        3.16%
Savings deposits                       7,010        5.26%        2.03%       8,383        6.61%        2.02%
NOW and other demand deposits         38,405       28.83%        3.99%      27,148       21.39%        5.20%
Non-interest bearing deposits         13,125        9.85%        0.00%      11,793        9.29%        0.00%
                                    --------    --------     --------     --------    --------     --------
     Total                            60,764       45.61%        2.88%      50,119       39.49%        3.33%

Certificate accounts
  Three months or less                 3,504        2.63%        3.91%       2,795        2.20%        5.10%
  Over three through six months        4,526        3.40%        4.91%       3,872        3.05%        4.84%
  Over six through twelve months      26,345       19.78%        5.14%      33,051       26.04%        4.98%
  Over one to three years             27,209       20.42%        6.15%      24,756       19.51%        5.81%
  Over three to five years             8,227        6.18%        6.01%       8,579        6.76%        6.01%
  Over five years                      2,638        1.98%        5.70%       3,745        2.95%        6.16%
                                    --------    --------     --------     --------    --------     --------
     Total certificates               72,449       54.39%        5.45%      76,798       60.51%        5.30%

     Total average deposits         $133,213      100.00%        4.28%    $126,917      100.00%        4.52%
                                    ========    ========     ========     ========    ========     ========

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2001.

                                       Maturity Date
                  --------------------------------------------------------
                  One Year    Over 1-2    Over 2-3    Over 3
Interest Rate     or Less      Years       Years       Years        Total
-------------     --------    --------    --------    --------    --------
                                  (In thousands)
0.00% - 1.99%     $     85    $     --    $     --    $     --    $     85
2.00% - 3.99%       18,035       3,487         347          --      21,869
4.00% - 5.99%       21,567       6,939         911       3,746      33,163
6.00% - 7.99%       13,754       1,448         590       1,719      17,511
                  --------    --------    --------    --------    --------
                  $ 53,441    $ 11,874    $  1,848    $  5,465    $ 72,628
                  ========    ========    ========    ========    ========

As of December 31, 2001, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $15.7 million. The following table presents the maturity of these time certificates of deposits at December 31, 2001.

                                        December 31, 2001
                                        -----------------
                                          (In thousands)
3 months or less                             $ 5,845
Over 3 months through 6 months                 2,287
Over 6 months thruogh 12 months                3,814
Over 12 months                                 3,736
                                             -------
  Total                                      $15,682
                                             =======

RETURN ON EQUITY AND ASSETS

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2001            2000
                                                      --------        --------
      Return on assets (net income divided by
        average total assets)                             0.99%           0.44%
      Return on equity (net income divided by
        average equity)                                   7.66%           5.90%
      Dividend payout ratio (dividends per share
        divided by net income per share (1)               4.09%           0.00%
      Equity to assets ratio (average equity
        divided by average total assets)                 12.92%           7.44%

(1) For 2001, the ratio was calculated by dividing total dividends paid by total net income.

BORROWINGS. The Company may obtain advances from the Federal Home Loan Bank ("FHLB") of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2001, the Company had $25.5 million of long-term FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Of these borrowings at December 31, 2001, $3.0 million contractually mature in 2008, and the remaining $22.5 million will contractually mature in 2011.

The following schedule presents FHLB advances at December 31, 2001 by maturity date:

                  Interest   Fixed or     Maturity        First Call          Amount
Date of Advance     Rate     Variable       Date             Date         (in thousands)
---------------     ----     --------       ----             ----         --------------
February, 1998      5.05%     Fixed    February, 2008   February, 2001         $1,500
February, 1998      5.32%     Fixed    February, 2008   February, 2003          1,500
January, 2001       4.80%     Fixed    January, 2011    January, 2003           7,500
February, 2001      4.86%     Fixed    February, 2011   February, 2004         10,000
September, 2001     3.12%     Fixed    September, 2011  September, 2003         5,000
                                                                              --------
                                                                              $25,500
                                                                              ========

Market Area

The Company is headquartered in Paris, Illinois, with one regular branch in Marshall, Illinois. The Company's primary retail market area encompasses all of Clark and Edgar Counties where the Company's two offices are located. The Company's primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole.

Both Clark and Edgar Counties have similar economic characteristics with population levels of less than 20,000 in each county in 1990 and 2000. Overall, the demographic characteristics of Clark and Edgar Counties are weaker than Illinois or the U.S. with regard to income levels, housing values and growth trends.

Competition

The Company faces significant competition in attracting deposits and making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions, and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The Company does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Company to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Company's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

Personnel

As of December 31, 2001 the Company, including the Bank and the Bank's three subsidiaries, ECS Service Corporation, First Charter Service Corporation, and Community Finance Center, Inc., had 73 full-time and 11 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2001 the Bank had three subsidiaries, ECS Service Corporation, First Charter Service Corporation, and Community Finance Center, Inc.

Community Finance Center, Inc. is an Illinois chartered corporation which provides retail consumer loans to the Company's customers. Community Finance Center generated net loss of approximately $42,000 and $17,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $91,000 and $18,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

First Charter Service Corporation is an Illinois chartered corporation which provides retail sales of uninsured investment products to the Company's customers. First Charter generated a net loss of $28,000 for the year ended December 31, 2001, and $15,000 net income for the year ended December 31, 2000.

Regulation

The following discussion of certain laws and regulations which are applicable to the Company and the Bank as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to the Company and the Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

FIRST BANCTRUST CORPORATION

GENERAL. The Company is a bank holding company and a financial holding company, and such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank & Trust (the "Bank") is chartered under Illinois law, the Company will also be subject to regulation by the Commissioner under the Illinois Savings Bank Act.

A bank holding company is a legal entity separate and distinct from its subsidiary bank or other banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from the subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

ACQUISITIONS. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting share of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. A bank holding company that becomes a Financial Holding Company, such as the Company, is permitted to engage in activities that are financial in nature or incidental to such financial activities. Effective March 11, 2000, the Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act, enacted in 1999, defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Company became a Financial Holding Company under the Bank Holding Company Act effective March 16, 2002, and First Bank & Trust, s.b., owns subsidiaries engaged in real estate title and securities activities.

"SOURCE OF STRENGTH" POLICY. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Company's Tier 1 and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a savings bank and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a savings bank include, among other entities, the savings bank's holding company and companies that are controlled by or under common control with the savings bank.

In general, the extent to which a savings bank or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings bank and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institutions unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

FIRST BANK & TRUST

GENERAL. First Bank & Trust is an Illinois-chartered savings bank, the deposit accounts of which are insured by the Savings Association Insurance Fund of the FDIC. As a Savings Association Insurance Fund insured, Illinois-chartered savings bank, the Savings Bank is subject to examination, supervision, reporting and enforcement requirements of the Illinois Office of Banks and Real Estate, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Illinois Office of Banks and Real Estate and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Illinois Office of Banks and Real Estate and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

The Illinois Office of Banks and Real Estate and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as First Bank & Trust. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

The Illinois Office of Banks and Real Estate has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Office of Banks and Real Estate. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Office of Banks and Real Estate. The Illinois Office of Banks and Real Estate also assesses fees for examinations conducted by the Illinois Office of Banks and Real Estate's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2001, First Bank & Trust paid approximately $20,600 in supervisory fees and expenses.

INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks.

Savings Association Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well-capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .00% for well capitalized healthy institutions, to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for 2001 was zero basis points.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund member approximated 1.90 basis points and the premium paid by the bank for this period was $25,300.

The FDIC may terminate the deposit insurance of any insured depositary institution, including First Bank & Trust, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of First Bank & Trust's deposit insurance.

CAPITAL REQUIREMENTS. The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The federal capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the federal regulations, highest-rated banks are those that the federal regulators determine are not anticipating or experiencing the significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The federal regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance or total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset of item.

Refer to Company and Bank capital amounts and ratios in Footnote 11 of the consolidated financial statements for the Bank and Company's capital ratios.

DIVIDENDS. The Company may derive funds for cash distributions to its shareholders from dividends received from its bank subsidiary, First Bank & Trust, s.b.. This banking subsidiary is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate U.S. federal or Illinois state regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Restrictions on the payment of dividends by the Bank are more fully described below.

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Stock dividends may be paid out of retained earnings at any time. Written approval of the Illinois Office of Banks and Real Estate is required where a savings bank has total capital of less than 6% of total assets where the dividend to be declared in any year exceeds 50% of the savings Bank's net profits for the year. The Illinois Office of Banks and Real Estate approval is required before dividends may be declared that exceed a savings bank's net profits in any year.

SAFETY AND SOUNDNESS GUIDELINES. The FDIC and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The FDIC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2001, the Bank had $25.5 million of Federal Home Loan Bank advances. See Notes to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2001, the Bank had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The dividend yield on the Bank's stock was 6.34% in 2001 and 7.49% in 2000.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, First Bank & Trust, s.b., is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1999, the Community Reinvestment Act rating of our banking subsidiary was satisfactory.

TAXATION. We are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Internal Revenue Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

We also are subject to various forms of state taxation under the laws of Illinois as a result of the business which we conduct in Illinois.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2001, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $35.6 million of net transaction accounts, and a reserve of 10% on transaction accounts above this amount. At December 31, 2001 total reserves required to be maintained by Federal Reserve were $2.2 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

Item 2. Description of Property.

The following table sets forth information relating to the Bank's offices at December 31, 2001.

                                                      Net Book Value of
                                                         Property and
                                           Lease          Leasehold
                            Owned or    Expiration     Improvements at      Deposits at
         Location            Leased        Date       December 31, 2001  December 31, 2001
-------------------------   ---------   ----------    -----------------  -----------------
                                                       (in thousands)
101 South Central Avenue    Owned (1)       --              $760            $    --
Paris Illinois  61944
206 South Central Avenue    Owned (2)       --              270              95,404
Paris, Illinois  61944
610 North Michigan Avenue   Owned           --              419              45,913
Marshall, Illinois  62441

(1)   This property represents the operations center of the Bank.
(2)   This property represents the main office of the Bank.

Item 3. Legal Proceedings.

Other than discussed below, the Company and Bank are involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of of operations of the Company and Bank.

Maryln S. Davies v. First Bank & Trust,s.b (United States District Court, Central District of Illinois). In May 2001, this lawsuit was filed against the Bank alleging that the plaintiff's employment was terminated on the basis of age and sex discrimination. The case was settled and dismissed by agreement on February 19, 2002. There was no material impact to the financial condition and results of operations of the Company and Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2001, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2001 Annual Report to Stockholders attached hereto as Exhibit 13 ("2001 Annual Report to Stockholders") on pages 48 and 49 and is incorporated herein by reference.

The Company's Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.20 per share. However, the rate of such dividends and the initial or continued payment thereof will depend upon a number of factors, including the amount of net proceeds retained by us in the Conversion, investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or tax-free returns of capital may be paid in addition to, or in lieu of, regular cash dividends.

Dividends from us may eventually depend, in part, upon receipt of dividends from First Bank, because the Company initially has no source of income other than dividends from First Bank, earnings from the investment of proceeds from the sale of common stock retained by us, and interest payments with respect to our loan to our ESOP. See "Item 1. Description of Business. Regulation-First Bank & Trust-Dividends."

Any payment of dividends by First Bank to the Company which would be deemed to be drawn out of First Bank's bad debt reserves would require a payment of taxes at the then-current tax rate by First Bank on the amount of earnings deemed to be removed from the reserves for such distribution. First Bank does not intend to make any distribution to the Company that would create such a Federal tax liability.

Unlike First Bank, the Company is not subject to the above regulatory restrictions on the payment of dividends to our stockholders, although the source of such dividends may eventually depend, in part, upon dividends from First Bank in addition to the net proceeds retained by us and earnings thereon. The Company is, however, subject to the requirements of Delaware law, which generally permits the payment of dividends out of surplus, except when (1) the corporation is insolvent or would thereby be made insolvent, or (2) the declaration or payment thereof would be contrary to any restrictions contained in the certificate of incorporation. If there is no surplus available for dividends, a Delaware corporation may pay dividends out of its net profits for the then current or the preceding fiscal year or both, except that no dividend may be paid if the corporation's assets are exceeded by its liabilities or if its net assets are less than the amount which would be needed, under certain circumstances, to satisfy any preferential rights of stockholders.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2001 Annual Report to Stockholders on pages one to 18 and is incorporated herein by reference.

Item 7. Financial Statements

The Consolidated Financial Statements of First BancTrust Corporation and subsidiary as of December 31, 2001 and 2000, together with the report of BKD, LLP appears in the 2001 Annual Report to Stockholders on pages 19 to 47 and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

The information relating to directors and executive officers of the Registrant and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2002 ("Proxy Statement"), filed on March 22, 2002 with the Securities and Exchange Commission, at pages four through eight.

Item 10. Executive Compensation

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement at pages eight through 11.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant's Proxy Statement at pages two through four.

Item 12. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement at page 12.

Item 13. Exhibits, List and Reports on Form 8-K

      (a)   The following documents are filed as a part of this report:

            (1)   Financial Statements

            Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2001 Annual Report to Stockholders.

            Independent Accountants' Report                                19

            Consolidated Balance Sheets as of
            December 31, 2001 and 2000                                     20-21

            Consolidated Statements of Income for the years
            ended December 31, 2001 and 2000                               22-23

            Consolidated Statements of Stockholders' Equity for
            the years ended December 31, 2001 and 2000                     24-25

            Consolidated Statements of Cash Flows for the years
            ended December 31, 2001 and 2000                               26-27

            Notes to Consolidated Financial Statements                     28-47

            The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

            (2)   Schedules

            All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

            (3)(a) Exhibits

            The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

            No.                         Description
            ---                         -----------
            3.1   Certificate of Incorporation of First BancTrust Corporation*
            3.2   Amended and Restated Bylaws of First BancTrust Corporation
                  (filed herewith)
            4.0   Form of Stock Certificate of First BancTrust Corporation*
            10.1  Employment Agreement between First BancTrust Corporation,
                  First Bank & Trust, s.b. and Terry J. Howard (filed
                  herewith)(1)
            11.0  Computation of earnings per share (filed herewith)
            13.0  2001 Annual Report to Stockholders (filed herewith)
            21.0  Subsidiary information is incorporated herein by reference to
                  "Part I - Subsidiaries"

----------

* Incorporated herein by reference from the Registration Statement on Form SB-2, as amended, filed on December 15, 2000, Registration No. 333-51934.
(1)   Management contract or compensatory plan or arrangement.

            (3)(b) Reports on Form 8-K

On October 3, 2001, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, incorporating a press release dated October 3, 2001 relating to the Registrant's new stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First BancTrust Corporation


Date: March 28, 2002                    /s/ Terry J. Howard
      --------------                       -------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2002     /s/ Terry J. Howard
      --------------         ----------------------------------
                         Terry J. Howard
                         President, Chief Executive Officer
                         and Director (Principal Executive Officer)


Date: March 28, 2002     /s/ Robert E. Sprague
      --------------         ----------------------------------
                         Robert E. Sprague
                         Chairman of the Board of Directors


Date: March 28, 2002     /s/ David W. Dick
      --------------         ----------------------------------
                         David W. Dick, Director


Date: March 28, 2002     /s/ Christopher M. Eldredge
      --------------         ----------------------------------
                         Christopher M. Eldredge, Director


Date: March 28, 2002     /s/ Terry T. Hutchison
      --------------         ----------------------------------
                         Terry T. Hutchison, Director


Date: March 28, 2002     /s/ Joseph R. Schroeder
      --------------         ----------------------------------
                         Joseph R. Schroeder, Director


Date: March 28, 2002     /s/ Mary Ann Tucker
      --------------         ----------------------------------
                         Mary Ann Tucker, Director


Date: March 28, 2002     /s/ John W. Welborn
      --------------         ----------------------------------
                         John W. Welborn, Director


Date: March 28, 2002     /s/ Ellen M. Litteral
      --------------         ----------------------------------
                         Ellen M. Litteral, Chief Financial
                         Officer and Treasurer (Principal
                         Accounting and Financial
                         Officer