Form 10QSB
period 2002-03-31
FIRST BANCTRUST CORP
filed 2002-05-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


                           FIRST BANCTRUST CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   37-1406661
                        (IRS EMPLOYER IDENTIFICATION NO.)

                            206 SOUTH CENTRAL AVENUE
                                 PARIS, ILLINOIS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  AS OF MAY 10, 2002 THE REGISTRANT HAD OUTSTANDING 1,409,875 SHARES OF COMMON
                                     STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

            Index                                                         Page

PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                      1
                 (As of March 31, 2002 and December 31, 2001)
                 Condensed Consolidated Statements of Income                2
                 (For the three months ended March 31, 2002 and 2001)
                 Condensed Consolidated Statements of Cash Flows            3
                 (For the three months ended March 31, 2002 and 2001)
    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            6

PART II - Other Information

    Item 1       Legal Proceedings                                         11
    Item 2       Changes in Securities                                     12
    Item 3       Defaults Upon Senior Securities                           12
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                 12
    Item 5       Other Information                                         12
    Item 6       Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                 13

                       FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands of dollars except share data)



                                                                        MARCH 31,     DECEMBER 31,
                                                                          2002           2001
                                                                       (unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                            $   4,065       $   7,308
     Interest-bearing demand deposits                                       6,853           9,438
                                                                        ---------       ---------
            Cash and cash equivalents                                      10,918          16,746
     Available-for-sale securities                                         68,852          65,207
     Loans held for sale                                                    3,822             597
     Loans, net of allowance for loans losses of $1,857 and $1,657         99,660         100,656
     Premises and equipment                                                 2,372           2,435
     Foreclosed assets held for sale, net                                     827             807
     Interest receivable                                                    1,863           2,116
     Deferred income taxes                                                    125            --
     Loan servicing rights                                                  1,997           2,095
     Cash surrender value of life insurance                                 3,521           3,479
     Federal Home Loan Bank stock                                           1,605           1,582
     Other assets                                                             312             317
                                                                        ---------       ---------
            Total assets                                                $ 195,874       $ 196,037
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                              $  12,741       $  13,963
       Interest bearing                                                   128,713         127,353
                                                                        ---------       ---------
            Total deposits                                                141,454         141,316
     Federal Home Loan Bank advances and other debt                        25,512          25,516
     Pass through payments received on loans sold                             136             270
     Advances from borrowers for taxes and insurance                          286             140
     Deferred income taxes                                                   --               127
     Interest payable                                                         159             124
     Other liabilities                                                        793             826
                                                                        ---------       ---------
            Total liabilities                                             168,340         168,319
                                                                        ---------       ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued
     Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,520,875 shares issued and outstanding                     15              15
     Additional paid-in capital                                            14,394          14,382
     Retained earnings                                                     15,418          15,214
     Accumulated other comprehensive income (loss)                           (124)            247
                                                                        ---------       ---------
                                                                           29,703          29,858
     Unallocated employee stock ownership plan shares -
       106,466 and 110,267 shares                                          (1,230)         (1,275)
     Treasury stock, at cost - 67,600 and 62,600 shares                      (939)           (865)
                                                                        ---------       ---------
            Total stockholders' equity                                     27,534          27,718
                                                                        ---------       ---------
            Total liabilities and stockholders' equity                  $ 195,874       $ 196,037
                                                                        =========       =========


            See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)
                                   (unaudited)


THREE MONTHS ENDED MARCH 31                                  2002                2001
--------------------------------------------------------------------------------------
INTEREST INCOME
    Loans
      Taxable                                             $    2,203            $2,553
      Tax exempt                                                  11                13
    Investment securities
      Taxable                                                    864               625
      Tax exempt                                                  72                59
    Deposits with financial institutions                          35                67
    FHLB stock dividends                                          20                26
                                                          ----------            ------
           Total interest income                               3,205             3,343
                                                          ----------            ------
INTEREST EXPENSE
    Deposits                                                   1,160             1,516
    Federal Home Loan Bank advances and other debt               289               398
                                                          ----------            ------
           Total interest expense                              1,449             1,914
                                                          ----------            ------

NET INTEREST INCOME                                            1,756             1,429
    Provision for loan losses                                    199               147
                                                          ----------            ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,557             1,282
                                                          ----------            ------

NONINTEREST INCOME
    Service charges on deposit accounts                           95               130
    Loan servicing fees                                         (144)               22
    Other customer fees                                          223               176
    Net gains on loan sales                                      164               169
    Brokerage fees                                                 2                 5
    Abstract and title fees                                      104                84
    Other income                                                  52                36
                                                          ----------            ------
           Total noninterest income                              496               622
                                                          ----------            ------
NONINTEREST EXPENSE
    Salaries and employee benefits                               917               815
    Net occupancy expenses                                        45                48
    Equipment expenses                                           155               164
    Data processing fees                                         113               125
    Advertising and promotion                                     40                39
    Professional fees                                             92                88
    Other expenses                                               221               139
                                                          ----------            ------
           Total noninterest expense                           1,583             1,418
                                                          ----------            ------
INCOME BEFORE INCOME TAX                                         470               486
    Income tax expense                                           192               173
                                                          ----------            ------
NET INCOME                                                       278               313
                                                          ----------            ------
OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on
        available-for-sale securities                           (371)              433
                                                          ----------            ------
COMPREHENSIVE INCOME (LOSS)                               $      (93)           $  746
                                                          ==========            ======
EARNINGS PER SHARE
    Basic                                                 $     0.19            $  N/A
                                                          ==========            ======
Weighted average shares                                    1,479,075               N/A
                                                          ==========            ======


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


THREE MONTHS ENDED MARCH 31                                                 2002            2001
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                           $    278       $    313
     Items not requiring (providing) cash
       Depreciation and amortization                                            70             74
       Provision for loan losses                                               199            147
       Investment securities amortization (accretion), net                       6              1
       Amortization of loan servicing rights                                   269             90
       Deferred income taxes                                                     5           --
       Net gain on sales of foreclosed assets                                   (4)          --
       Net gains on loan sales                                                (164)          (169)
       Loans originated for sale                                           (10,169)        (5,076)
       Proceeds from sales of loans originated for resale                    6,936          4,562
       Federal Home Loan Bank stock dividends                                  (23)           (29)
       Compensation expense related to employee stock ownership plan            56           --

       Changes in
         Interest receivable                                                   253             61
         Cash surrender value                                                  (42)           (47)
         Other assets                                                            5           (143)
         Interest payable                                                       35             73
         Other liabilities                                                     (33)           301
                                                                          --------       --------
           Net cash provided (used) by operating activities                 (2,323)           158
                                                                          --------       --------
INVESTING ACTIVITIES
     Purchases of available-for-sale securities                             (8,897)        (6,983)
     Proceeds from maturities of available-for-sale securities               4,534          4,726
     Proceeds from sales of available-for-sale securities                       85           --
     Net collections in loans                                                  591          2,440
     Proceeds from sales of foreclosed assets                                  190            214
     Purchases of premises and equipment                                        (7)           (65)
     Proceeds from sale of premises and equipment                             --                1
                                                                          --------       --------
           Net cash provided (used) by investing activities                 (3,504)           333
                                                                          --------       --------
FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, money market,
       NOW and savings deposits                                           $ (1,221)        17,840
     Net increase (decrease) in certificates of deposit                      1,359         (2,581)
     Net decrease in short-term borrowings                                    --           (1,500)
     Proceeds from the issuance of Federal Home Loan Bank advances            --           17,500
     Repayment of Federal Home Loan Bank advances and other debt                (4)       (10,003)
     Pass through payments received on loans sold                             (134)           (76)
     Net increases in advances by borrowers for taxes and insurance            146            186
     Dividends paid                                                            (73)          --
     Purchase of treasury stock                                                (74)          --
                                                                          --------       --------
           Net cash provided (used) by financing activities                     (1)        21,366
                                                                          --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (5,828)        21,857
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                16,746          9,146
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 10,918       $ 31,003
                                                                          ========       ========
SUPPLEMENTAL CASH FLOWS INFORMATION
     Real estate acquired in settlement of loans                          $    206       $    484
     Interest paid                                                           1,414          1,841
     Income tax paid                                                           193             75


     See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, dated February 1, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Conversion to Stock Form of Ownership

On October 16, 2000 the Board of Directors of First Bank & Trust, sb (the "Bank") adopted a Plan of Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. First BancTrust Corporation (the "Company") was incorporated in November 2000. A subscription offering of the shares of common stock, $0.01 par value per share ("Common Stock"), of the Company was offered initially to eligible deposit account holders of First Bank & Trust, sb. The Bank's conversion from an Illinois mutual savings bank to an Illinois stock savings bank was completed on April 18, 2001 (the "Conversion").

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The ESOP expense was $56,000 for the three-month period ended March 31, 2002.

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

Note 4 - Earnings per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of the conversion and, therefore, no earnings per share is reported for the three-month period ended March 31, 2001.

Note 5 - Authorized Share Repurchase Program

On October 3, 2001 the Company announced that the Board of Directors authorized the open-market stock repurchases of up to 5%, or 76,044 shares of the Company's outstanding stock over the one-year period ending September 27, 2002. On April 18, 2002 the Company announced that the Board of Directors has authorized the additional open-market stock repurchases of up to 5%, or 67,407 shares of the Company's outstanding stock over the next one-year period ending March 14, 2003, as in the opinion of management, market conditions warrant. As of May 10, 2002, the Company had repurchased 111,000 shares.

Note 6 - Subsequent Event

On February 7, 2002 the Company's Board of Directors adopted the 2002 Stock Option Plan. A total of 152,087 shares of Common Stock has been reserved for future issuance pursuant to the Option Plan. The number of reserved shares is equal to 10% of the Common Stock sold in connection with the Conversion.

The Board of Directors on February 7, 2002 also adopted the 2002 Recognition and Retention Plan and Trust Agreement ("Recognition Plan"), subject to shareholder approval. The Company will contribute sufficient funds to the trust established pursuant to the Recognition Plan ("Trust") so that the Trust can purchase a number of shares of Common Stock equal to 4% of the Common Stock sold in the Conversion, or 60,835 shares.

On April 22, 2002, at the Annual Meeting of Stockholders of the Company, both the Option Plan and the Recognition Plan were approved by the shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statement. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at March 31, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month period ending March 31, 2002 to the same period in 2001. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation has been transferred from the Bank to the Company. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company decreased by $163,000 or 0.08%, to $195.9 million at March 31, 2002 from $196.0 million at December 31, 2001. Cash and cash equivalents decreased by $5.8 million and loans net of allowance for loan losses decreased by $1.0 million, offset by an increase of $3.6 million in investment securities available for sale and a $3.2 million increase in loans held for sale.

The Company's cash and due from banks decreased by $3.2 million or 44.38% to $4.1 million at March 31, 2002 from $7.3 million at December 31, 2001. Interest-bearing demand deposits decreased $2.6 million or 27.39% to $6.9 million at March 31, 2002 compared to $9.4 million at December 31, 2001. The decrease in cash and cash equivalents was primarily used to fund investment purchases and loans. Investment securities available for sale amounted to $68.9 million at March 31, 2002 compared to $65.2 million at December 31, 2001, a $3.7 million or 5.67% increase. The increase resulted from $8.9 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, offset by calls and maturities of $4.5 million, sales of $85,000 and a net decrease in market value of $600,000.

Loans held for sale increased by $3.2 million from $597,000 at December 31, 2001 to $3.8 million at March 31, 2002. This increase is primarily due to refinancing activity at lower fixed interest rates on loans to be sold in the secondary market. Loans held for sale at March 31, 2002 included $959,000 in single-family residential loans and $2.9 million in agricultural loans.

The Company's net loan portfolio decreased by $1.0 million to $99.7 million at March 31, 2002 from $100.7 million at December 31, 2001. Gross loans decreased by $800,000 while the allowance for loan losses increased by $200,000. Loans secured by 1-4 family residences decreased by $900,000, as borrowers refinanced existing loans to fixed-rate loans to take advantage of the lower interest rates. These loans were then sold into the secondary market. Construction loans declined by $700,000 as they were converted to permanent financing. Farmland loans increased by $300,000, commercial real estate loans increased by $200,000, consumer loans increased by $200,000, and agricultural loans increased by $100,000.

At March 31, 2002 the allowance for loan losses was $1.9 million or 1.83% of the total loan portfolio compared to $1.7 million, or 1.62% at December 31, 2001. The increase in the allowance for loan losses is due to a higher reserve for consumer loans based on the Company's analysis of the consumer loan portfolio. The Company's recoveries of $40,000 completely offset the charge-offs for the three-months ended March 31, 2002 compared to $387,000 in net charge-offs for the three-months ended March 31, 2001. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.17% or $2.2 million at December 31, 2001 compared to 1.63% or $1.7 million at March 31, 2002. The Company's nonperforming loans and troubled debt restructurings of $1.7 million at March 31, 2002 consists primarily of restructured commercial and agricultural loans and nonperforming loans primarily secured by 1-4 family residences and commercial real estate. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Foreclosed assets have remained stable with $827,000 at March 31, 2002, compared to $807,000 at December 31, 2001. As of March 31, 2002 the Company had thirteen real estate properties totaling $662,000 consisting of eight single-family dwellings, three commercial buildings, one multi-family dwelling and one farmland property, and other repossessed assets of $165,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $253,000 or 11.96% from $2.1 million to $1.9 million primarily due to annual payments received on agricultural loans. Loan servicing rights declined by $98,000 from $2.1 million at December 31, 2001 to $2.0 million at March 31, 2002, as $171,000 created in new servicing assets was offset by $269,000 in amortization of existing servicing assets.

The Company's total deposits amounted to $141.5 million at March 31, 2002 compared to $141.3 million at December 31, 2001, an increase of $138,000. The slight increase in total deposits was due to a $1.4 million increase in interest bearing deposits, partially offset by a $1.2 million decrease in non-interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $2.7 million in interest-bearing checking accounts, primarily Investor checking, and $1.0 million increase in savings accounts, partially offset by $2.3 million reduction in certificates of deposit.

Pass through payments received on loans sold declined by $134,000 from $270,000 at December 31, 2001 to $136,000 at March 31, 2002. Advances by borrowers for taxes and insurance increased by $146,000 from $140,000 at December 31, 2001 to $286,000 at March 31, 2002. Adjustments to deferred income taxes for the tax effect of the change in market value of investment securities available for sale resulted in a deferred tax asset of $125,000 at March 31, 2002 compared to a liability of $127,000 at December 31, 2001.

Stockholders' equity at March 31, 2002 was $27.5 million compared to $27.7 million at December 31, 2001, a decrease of $184,000. Accumulated comprehensive income decreased by the decline in the fair value of securities available for sale, net of tax, or $371,000. Retained earnings increased by the amount of net income or $278,000, partially offset by $73,000 in dividends declared and paid. Treasury stock increased from $865,000 at December 31, 2001 to $939,000 at March 31, 2002 due to purchases of $75,000.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Net income for the three months ended March 31, 2002 decreased by $35,000 or 11.18% from $313,000 for the three months ended March 31, 2001 to $278,000 for the three months ended March 31, 2002. The decrease in net income is primarily due to a decrease in noninterest income and increases in noninterest expense and provision for loan losses, partially offset by an increase in net interest income.

Net interest income increased $327,000 or 22.9% from $1.43 million for the three months ended March 31, 2001 to $1.76 million for the three months ended March 31, 2002. The primary reason for the increase in net interest income was a decrease in interest expense of $465,000 partially offset by a decrease of $138,000 in interest income. The Company's net interest margin was 4.01% and 3.54% during the three months ended March 31, 2002 and 2001, respectively. The net interest margin increased as a result of an increase in the ratio of earning assets to earning liabilities and a decrease in interest rates on interest-bearing liabilities. The decrease in interest rates on interest-bearing liabilities was due to an increase in demand deposit accounts which had lower rates and a decrease in certificate of deposit rates. The increase in the ratio of earning assets to earning liabilities was primarily due to the proceeds from the stock conversion in 2001. The Company did not invest the proceeds in higher rate investments until April, 2001.

For the three months ended March 31, 2002 and 2001 the provision for losses on loans was $199,000 and $147,000, respectively. The provision for the three months ended March 31, 2002 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2002, its allowance for loan losses was adequate.

Noninterest income decreased $126,000 or 20.26% from $622,000 for the three months ended March 31, 2001 to $496,000 for the three months ended March 31, 2002. The decrease was primarily a result of a reduction in loan servicing fees of $166,000 partially offset by increased other customer fees of $47,000. Loan servicing fees declined from $22,000 for the three months ended March 31, 2001 to a negative $144,000 for the three months ended March 31, 2002. This decline was primarily due to the accelerated amortization of servicing assets resulting from increased principal reductions on the related loans. Approximately $2.9 million in agriculture loans were refinanced at lower interest rates, and are included in loans held for sale until they are resold into the secondary market. When the loans are sold, servicing assets relating to these loans will be included in the gain on the sale of loans as required by generally accepted accounting principles. Other customer fees increased $47,000 from $176,000 for the three months ended March 31, 2001 to $223,000 for the three months ended March 31, 2002. The increase was primarily attributable to loan fees on residential loans sold into the secondary market, loan fees on consumer loan originations, and commissions earned on credit life and disability insurance products offered with consumer loans.

Total noninterest expenses were $1.6 million for the three months ended March 31, 2002 as compared to $1.4 million for the three months ended March 31, 2001. The primary reason for the increase was an increase in salaries and employee benefits of $102,000 and an increase in other expenses of $82,000. Salaries and employee benefits increased by $102,000 from $815,000 for the three months ended March 31, 2001 to $917,000 for the three months ended March 31, 2002 due to normal pay increases, the addition of three full-time employees and one part-time employee, and employee stock ownership plan expense of $56,000. Other expenses increased by $82,000 from $139,000 for the three months ended March 31, 2001 to $221,000 for the three months ended March 31, 2002. The increase in other expense is primarily due to holding company expenses including corporate franchise taxes and filing fees, costs of printing and mailing annual reports and proxies and other shareholder services.

Income tax expense was $192,000 for the three months ended March 31, 2002 as compared to $173,000 for the three months ended March 31, 2001. The effective tax rates were 40.8% and 35.6%, respectively, for the three months ended March 31, 2002 and 2001. The increase in the effective tax rate from 2001 to 2002 was due to a decrease in permanent tax differences in 2002.

LIQUIDITY

At March 31, 2002, the Company had outstanding commitments to originate $2.1 million in loans. In addition, open-end line of credit loans had $7.0 million available to be drawn upon. As of March 31, 2002, the total amount of certificates scheduled to mature in the following 12 months was $48.2 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2002:


----------------------------------------------------------------------------------------------------------------------
           MARCH 31, 2002                                          REQUIRED FOR ADEQUATE     TO BE WELL CAPITALIZED
                                                ACTUAL                    CAPITAL
                                       -------------------------- ------------------------- --------------------------
                                         Amount          %          Amount          %          Amount          %
                                       ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted         $22,682     20.64          $8,794          8.0        $10,992        10.0
assets)
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted         21,303     19.38           4,397          4.0          6,595         6.0
assets)
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)       21,303     10.87           7,840          4.0          9,800         5.0
----------------------------------------------------------------------------------------------------------------------


The Company's consolidated capital-to-asset requirements and actual capital as of March 31, 2002 are summarized in the following table:


----------------------------------------------------------------------------------------------------------------------
           MARCH 31, 2002                       ACTUAL             REQUIRED FOR ADEQUATE     TO BE WELL CAPITALIZED
                                                                          CAPITAL
                                       -------------------------- ------------------------- --------------------------
                                         Amount          %          Amount          %          Amount          %
                                       ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted         $28,699      25.89         $8,868          8.0          ---           N/A
assets)
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted         27,308      24.63          4,434          4.0          ---           N/A
assets)
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)       27,308      14.03          7,786          4.0          ---           N/A
----------------------------------------------------------------------------------------------------------------------

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

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. The Company has no goodwill or intangible assets; therefore, the adoption of this standard has had no impact on the Company.

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

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 had to be implemented by January 1, 2002. The adoption of this statement had no impact on the Company.


PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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



                                           FIRST BANCTRUST CORPORATION

Date:  May 10, 2002                        /s/  Terry J. Howard
                                           -------------------------------------
                                           Terry J. Howard
                                           President and Chief Executive Officer


Date:  May 10, 2002                        /s/  Ellen M. Litteral
                                           -------------------------------------
                                           Ellen M. Litteral
                                           Treasurer