Form 10QSB
period 2002-06-30
FIRST BANCTRUST CORP
filed 2002-08-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


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


 CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                   EQUITY AS OF THE LATEST PRACTICABLE DATE.

AS OF AUGUST 12, 2002 THE REGISTRANT HAD OUTSTANDING 1,403,710 SHARES OF COMMON
                                     STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                                   Index                                        Page

         PART I - Financial Information

              Item 1       Financial Statements
                           Condensed Consolidated Balance Sheets                  1
                           (As of June 30, 2002 and December 31, 2001)
                           Condensed Consolidated Statements of Income            2
                           (For the six months ended June 30, 2002 and 2001)
                           Condensed Consolidated Statements of Income            3
                           (For the three months ended June 30, 2002 and 2001)
                           Condensed Consolidated Statements of Cash Flows        4
                           (For the six months ended June 30, 2002 and 2001)
              Item 2       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations         10

          PART II - Other Information

              Item 1       Legal Proceedings                                      18
              Item 2       Changes in Securities                                  18
              Item 3       Defaults Upon Senior Securities                        18
              Item 4       Submission of Matters to a Vote of Security
                             Holders                                              18
              Item 5       Other Information                                      19
              Item 6       Exhibits and Reports on Form 8-K                       19

          SIGNATURES                                                              20


                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)


                                                                       JUNE 30,    DECEMBER 31,
                                                                         2002         2001
                                                                     (unaudited)
------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                         $   5,475    $   7,308
     Interest-bearing demand deposits                                    4,554        9,438
                                                                     ---------    ---------
            Cash and cash equivalents                                   10,029       16,746
     Available-for-sale securities                                      85,292       65,207
     Loans held for sale                                                   597          597
     Loans, net of allowance for loans losses of $2,032 and $1,657     104,541      100,656
     Premises and equipment                                              2,390        2,435
     Foreclosed assets held for sale, net                                  616          807
     Interest receivable                                                 2,010        2,116
     Loan servicing rights                                               2,059        2,095
     Cash surrender value of life insurance                              3,564        3,479
     Federal Home Loan Bank stock                                        3,625        1,582
     Other assets                                                          313          317
                                                                     ---------    ---------

            Total assets                                             $ 215,036    $ 196,037
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                           $  14,087    $  13,963
       Interest bearing                                                146,215      127,353
                                                                     ---------    ---------
            Total deposits                                             160,302      141,316
     Federal Home Loan Bank advances and other  debt                    25,508       25,516
     Pass through payments received on loans sold                           25          270
     Advances from borrowers for taxes and insurance                        75          140
     Deferred income taxes                                                 492          127
     Interest payable                                                      160          124
     Other liabilities                                                     600          826
                                                                     ---------    ---------
            Total liabilities                                          187,162      168,319
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued
     Common stock, $.01 par value,  5,000,000 shares
       authorized; 1,520,875 shares issued and outstanding                  15           15
     Additional paid-in capital                                         14,410       14,382
     Retained earnings                                                  15,789       15,214
     Accumulated other comprehensive income                                764          247
                                                                     ---------    ---------
                                                                        30,978       29,858
     Unallocated employee stock ownership plan shares -
       102,665 and 110,267 shares                                       (1,187)      (1,275)
     Unearned recognition and retention plan shares -
       16,858 and 0 shares                                                (278)
     Treasury stock, at cost - 111,000 and 62,600 shares                (1,639)        (865)
                                                                     ---------    ---------
            Total stockholders' equity                                  27,874       27,718
                                                                     ---------    ---------

            Total liabilities and stockholders' equity               $ 215,036    $ 196,037
                                                                     =========    =========


     See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                  (unaudited)


SIX MONTHS ENDED JUNE 30                                           2002        2001
------------------------------------------------------------------------------------

INTEREST INCOME
    Loans
      Taxable                                                   $ 4,422    $ 5,068
      Tax exempt                                                     22         27
    Investment securities
      Taxable                                                     1,755      1,315
      Tax exempt                                                    145        120
    Deposits with financial institutions                             69        206
    FHLB stock dividends                                             61         51
                                                                -------    -------
           Total interest income                                  6,474      6,787
                                                                -------    -------

INTEREST EXPENSE
    Deposits                                                      2,279      3,009
    Federal Home Loan Bank advances and other debt                  582        726
                                                                -------    -------
           Total interest expense                                 2,861      3,735
                                                                -------    -------

NET INTEREST INCOME                                               3,613      3,052
    Provision for loan losses                                       496        272
                                                                -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               3,117      2,780
                                                                -------    -------

NONINTEREST INCOME
    Service charges on deposit accounts                             222        257
    Loan servicing fees                                            (364)        56
    Other customer fees                                             434        415
    Net gains on loan sales                                         596        384
    Brokerage fees                                                   90         12
    Abstract and title fees                                         184        183
    Other income                                                    119         73
                                                                -------    -------
           Total noninterest income                               1,281      1,380
                                                                -------    -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                1,961      1,686
    Net occupancy expenses                                           91         95
    Equipment expenses                                              292        318
    Data processing fees                                            228        249
    Advertising and promotion                                        83         78
    Professional fees                                               180        160
    Other expenses                                                  438        318
                                                                -------    -------
           Total noninterest expense                              3,273      2,904
                                                                -------    -------

INCOME BEFORE INCOME TAX                                          1,125      1,256

    Income tax expense                                              407        461
                                                                -------    -------

NET INCOME                                                          718        795

OTHER COMPREHENSIVE INCOME
    Unrealized appreciation  on available-for-sale securities       517        284
                                                                -------    -------

COMPREHENSIVE INCOME                                            $ 1,235    $ 1,079
                                                                =======    =======

EARNINGS PER SHARE
    Basic                                                       $  0.54    $   N/A
                                                                =======    =======

    Diluted                                                     $  0.54    $   N/A
                                                                =======    =======


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                   (unaudited)


THREE MONTHS ENDED JUNE 30                                           2002       2001
--------------------------------------------------------------------------------------
INTEREST INCOME
    Loans
      Taxable                                                      $ 2,219    $ 2,515
      Tax exempt                                                        11         14
    Investment securities
      Taxable                                                          891        690
      Tax exempt                                                        73         61
    Deposits with financial institutions                                34        139
    FHLB stock dividends                                                41         25
                                                                   -------    -------
           Total interest income                                     3,269      3,444
                                                                   -------    -------

INTEREST EXPENSE
    Deposits                                                         1,119      1,493
    Federal Home Loan Bank advances and other debt                     293        328
                                                                   -------    -------
           Total interest expense                                    1,412      1,821
                                                                   -------    -------

NET INTEREST INCOME                                                  1,857      1,623
    Provision for loan losses                                          297        125
                                                                   -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  1,560      1,498
                                                                   -------    -------

NONINTEREST INCOME
    Service charges on deposit accounts                                127        127
    Loan servicing fees                                               (220)        34
    Other customer fees                                                211        239
    Net gains on loan sales                                            432        215
    Brokerage fees                                                      88          7
    Abstract and title fees                                             80         99
    Other income                                                        67         37
                                                                   -------    -------
           Total noninterest income                                    785        758
                                                                   -------    -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                   1,044        871
    Net occupancy expenses                                              46         47
    Equipment expenses                                                 137        154
    Data processing fees                                               115        124
    Advertising and promotion                                           43         39
    Professional fees                                                   88         72
    Other expenses                                                     217        179
                                                                   -------    -------
           Total noninterest expense                                 1,690      1,486
                                                                   -------    -------

INCOME BEFORE INCOME TAX                                               655        770

    Income tax expense                                                 215        288
                                                                   -------    -------

NET INCOME                                                             440        482

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale
      securities                                                       888       (149)
                                                                   -------    -------

COMPREHENSIVE INCOME                                               $ 1,328    $   333
                                                                   =======    =======


EARNINGS PER SHARE
    Basic                                                          $  0.34    $   N/A
                                                                   =======    =======

    Diluted                                                        $  0.34    $   N/A
                                                                   =======    =======


See notes to condensed consolidated financial statements.

                               FIRST BANCTRUST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands of dollars)
                                       (unaudited)


SIX MONTHS ENDED JUNE 30                                                           2002        2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                   $    718    $    795
    Items not requiring (providing) cash
      Depreciation and amortization                                                   129         148
      Provision for loan losses                                                       496         272
      Investment securities amortization (accretion), net                              --          (1)
      Amortization of loan servicing rights                                           615         170
      Deferred income taxes                                                             4          (8)
      Net gain on sales of foreclosed assets                                            4          10
      Net gains on sales of premises and equipment                                     -            2
      Net gains on loan sales                                                        (596)       (384)
      Loans originated for sale                                                   (15,223)    (12,529)
      Proceeds from sales of loans originated for resale                           15,241      11,581
      Federal Home Loan Bank stock dividends                                          (43)        (56)
      Compensation expense related to employee stock ownership plan                   118          46
      Compensation expense related to recognition and retention plan                   18          --

      Changes in
        Interest receivable                                                           106         113
        Cash surrender value                                                          (85)       (371)
        Other assets                                                                    4         274
        Interest payable                                                               36          15
        Other liabilities                                                            (227)        286
                                                                                 --------    --------

          Net cash provided  by operating activities                                1,315         363
                                                                                 --------    --------

INVESTING ACTIVITIES
    Net change in interest-bearing time deposits                                     --            50
    Purchases of available-for-sale securities                                    (29,574)    (19,049)
    Proceeds from maturities of available-for-sale securities                      10,187       9,857
    Proceeds from sales of available-for-sale securities                              179          --
    Purchase of Federal Home Loan Bank stock                                       (2,000)         --
    Net collections (originations) in loans                                        (4,753)      1,849
    Proceeds from sales of foreclosed assets                                          559         351
    Purchases of premises and equipment                                               (84)        (86)
    Proceeds from sale of premises and equipment                                       --           1
                                                                                 --------    --------

          Net cash used in investing activities                                   (25,486)     (7,027)
                                                                                 --------    --------


FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      NOW and savings deposits                                                   $    124    $ (1,261)
    Net increase (decrease) in certificates of deposit                             18,862      (1,923)
    Net decrease in short-term borrowings                                              --      (1,500)
    Proceeds from the issuance of Federal Home Loan Bank advances                      --      17,500
    Repayment of Federal Home Loan Bank advances and other debt                        (8)    (13,507)
    Pass through payments received on loans sold                                     (245)       (233)
    Net increases (decreases) in advances by borrowers for taxes and insurance        (65)        233
    Proceeds from stock issuance                                                       --      14,379
    Dividends paid                                                                   (143)         --
    Purchase of employee stock ownership plan shares                                   --      (1,405)
    Purchase of treasury stock                                                       (774)         --
    Purchase of stock for recognition and retension plan                             (297)         --
                                                                                 --------    --------

          Net cash provided by financing activities                                17,454      12,283
                                                                                 --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (6,717)      5,619

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       16,746       9,146
                                                                                 --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 10,029    $ 14,765
                                                                                 ========    ========


SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate and other assets acquired in settlement of loans                 $    372    $  1,008

    Interest paid                                                                   2,825       2,986

    Income tax paid                                                                   557         282




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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Employee Stock Ownership Plan

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The ESOP expense was $62,000 and $118,000 for the three-month and six-month periods ended June 30, 2002, respectively.

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

Note 4 - Earnings per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of the conversion of April 18, 2001 and, therefore, no earnings per share is reported for the three-month and six-month periods ended June 30, 2001.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                       Weighted
                                                                        Average     Per Share
                                                           Income       Shares       Amount
                                                          -------------------------------------
For the six months ended June 30, 2002:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders                      $ 718     1,325,528      $ 0.54
                                                               -------------------------------

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                             2,726

                                                               -------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 718     1,328,254      $ 0.54
                                                               ===============================

For the three months ended June 30, 2002:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders                      $ 440     1,303,847      $ 0.34

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                             5,451

                                                               -------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 440     1,309,298      $ 0.34
                                                               ===============================


Note 5 - Authorized Share Repurchase Program

On October 3, 2001 the Company announced that the Board of Directors authorized the open-market stock repurchases of up to 5%, or 76,044 shares of the Company's outstanding stock over the one-year period ending September 27, 2002. On April 18, 2002 the Company announced that the Board of Directors has authorized the additional open-market stock repurchases of up to 5%, or 67,407 shares of the Company's outstanding stock over the next one-year period ending March 14, 2003, as in the opinion of management, market conditions warrant. As of August 12, 2002, the Company had repurchased 117,165 shares.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at June 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and six-month periods ending June 30, 2002 to the same periods in 2001. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation has been transferred from the Bank to the Company. This discussion should be read in conjunction with the interim financial statements and notes included herein.


FINANCIAL CONDITION

Total assets of the Company increased by $19.0 million or 9.69%, to $215.0 million at June 30, 2002 from $196.0 million at December 31, 2001. Available-for-sale securities increased by $20.0 million, loans net of allowance for loan losses increased by $3.9 million, and Federal Home Loan Bank stock increased by $2.0 million, partially offset by a $6.7 million decrease in cash and cash equivalents and a $191,000 decrease in foreclosed assets held for sale.

The Company's cash and due from banks decreased by $1.8 million or 25.08% to $5.5 million at June 30, 2002 from $7.3 million at December 31, 2001. Interest-bearing demand deposits decreased $4.8 million or 51.75% to $4.6 million at June 30, 2002 compared to $9.4 million at December 31, 2001. The decrease in cash and cash equivalents was primarily used to fund investment purchases and loans. Investment securities available for sale amounted to $85.3 million at June 30, 2002 compared to $65.2 million at December 31, 2001, a $20.1 million or 30.80% increase. The increase resulted from $29.6 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds and an increase of $877,000 in market value, partially offset by calls, maturities, and principal repayments of $10.2 million and sales of $179,000.

The Company's net loan portfolio increased by $3.9 million or 3.86% to $104.5 million at June 30, 2002 from $100.7 million at December 31, 2001. Gross loans increased by $4.3 million while the allowance for loan losses increased by $375,000. Non-farm non-residential real estate loans increased by $1.0 million, agricultural production loans increased by $2.9 million, and consumer loans increased by $1.3 million. Loans secured by 1-4 family residences decreased by $600,000, construction loans declined by $170,000 as they were converted to permanent financing, and farmland loans decreased by $300,000.

At June 30, 2002 the allowance for loan losses was $2.0 million or 1.91% of the total loan portfolio compared to $1.7 million, or 1.62% at December 31, 2001. The increase in the allowance for loan losses is primarily due to an increase in classified assets and an additional amount set aside for one agricultural credit. The Company determines classified assets into watch, substandard, doubtful, and loss categories, as defined by federal regulation. Classified assets at June 30, 2002 were $6.39 million compared to $5.10 million at December 31, 2001. The Company's nonperforming loans and troubled debt restructurings, which are included in the classification asset total, as a percentage of total loans increased from 2.17% or $2.2 million at December 31, 2001 to 3.05% or $3.2 million at June 30, 2002. The Company's nonperforming loans and troubled debt restructurings of $3.2 million at June 30, 2002 consist of $2.8 million in nonperforming loans primarily secured by agricultural production loans and 1-4 family residences and restructured loans of $400,000 secured by commercial and agricultural loans. During the second quarter the Company identified an additional exposure of $270,000 relating to one agricultural borrower on loans secured by farm equipment. The Company's recoveries of $56,000 for the six-months ended June 30, 2002 partially offset the charge-offs for the six-months ended June 30, 2002 of $177,000. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Foreclosed assets have decreased $191,000 to $616,000 at June 30, 2002, compared to $807,000 at December 31, 2001. As of June 30, 2002 the Company had eight real estate properties totaling $409,000 consisting of four single-family dwellings, two commercial buildings, one multi-family dwelling and one farmland property, and other repossessed assets of $207,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $106,000 or 5.01% from $2.1 million to $2.0 million primarily due to the receipt of annual payments on agricultural loans. Federal Home Loan Bank stock increased by $2.0 million to $3.6 million at June 30, 2002 from $1.6 million at December 31, 2001. The increase was due to an additional $2.0 million investment in the stock.

The Company's total deposits amounted to $160.3 million at June 30, 2002 compared to $141.3 million at December 31, 2001, an increase of $19.0 million. The increase in total deposits was due to a $18.9 million increase in interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $18.0 million in interest-bearing checking accounts, and a $1.6 million increase in savings accounts, partially offset by a $675,000 reduction in certificates of deposit. Of the $18.0 million increase in interest-bearing checking accounts, approximately $14.2 million is a business money market account from one corporate depositor, and $2.8 million is from growth in the Investor Checking product, which has a comparable rate to a money market account without the transaction limitations. The $14.2 million business money market account was opened in June 2002 and represents 8.91% of total deposits as of June 30, 2002. The Company believes it has adequate resources to fund the withdrawal of this deposit either through internal funding or Federal Home Loan Bank advances.

Pass through payments received on loans sold declined by $245,000 from $270,000 at December 31, 2001 to $25,000 at June 30, 2002. Many agricultural loans sold to investors in the secondary market have annual payments due at the end of the year. As a result, the balance at December 31, 2001 related to payments received by the Company which were in the process of being remitted to the investors. Advances by borrowers for taxes and insurance decreased by $65,000 from $140,000 at December 31, 2001 to $75,000 at June 30, 2002. The decrease was due to real estate taxes being paid in June 2002. Adjustments to deferred income taxes for the tax effect of the change in market value of investment securities available for sale resulted in an increase of $365,000 to $492,000 at June 30, 2002 compared to $127,000 at December 31, 2001. Other liabilities declined by $226,000 from $826,000 at December 31, 2001 to $600,000 at June 30, 2002,
primarily due to payment of income taxes.

Stockholders' equity at June 30, 2002 was $27.9 million compared to $27.7 million at December 31, 2001, a decrease of $156,000. Accumulated comprehensive income increased by $517,000, due to an increase in the fair value of securities available for sale. Retained earnings increased by $575,000 from net income of $718,000, partially offset by $143,000 in dividends declared and paid. Treasury stock increased from $865,000 at December 31, 2001 to $1.6 million at June 30, 2002 due to open-market share repurchases amounting to $774,000. The recognition and retention plan trust purchased $297,000 of Company stock with $18,000 allocated to participants.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

Net income for the six months ended June 30, 2002 decreased by $77,000 or 9.69% from $795,000 for the six months ended June 30, 2001 to $718,000 for the six months ended June 30, 2002. The decrease in net income is primarily due to increases in non-interest expense and provision for loan losses, and a decrease in noninterest income, partially offset by an increase in net interest income.

Net interest income increased $561,000 or 18.4% from $3.05 million for the six months ended June 30, 2001 to $3.61 million for the six months ended June 30, 2002. The primary reason for the increase in net interest income was a decrease in interest expense of $874,000 partially offset by a decrease of $313,000 in interest income. The Company's net interest margin was 3.93% and 3.68% during the six months ended June 30, 2002 and 2001, respectively. The net interest margin increased as a result of an increase in the interest spread from 3.06% for the six months ended June 30, 2001 to 3.49% for the six months ended June 30, 2002. The increase in interest spread resulted from a decrease in rate on interest-bearing liabilities partially offset by a decrease in rate on interest-earning assets.

Loan interest income for the six months ended June 30, 2002 declined by $651,000 to $4.4 million from $5.1 million for the six months ended June 30, 2001 due to both a decrease in yield of 75 basis points and a decrease in the average portfolio size of $5.6 million. Investment income increased by $465,000 to $1.8 million for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001 due to an increase of $22.0 million in the average investment portfolio, which was partially offset by a decrease in average yield by 66 basis points. Interest income earned on deposits with financial institutions decreased by $137,000 due to a 3.69% decrease in the average rate partially offset by an $834,000 increase in the average balance.

Interest expense declined by $874,000 from $3.7 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002. Interest expense on deposits declined from $3.0 million for the six months ended June 30, 2001 to $2.3 million for the six months ended June 30, 2002 due to lower rates paid on deposits which was partially offset by a higher volume in interest-bearing checking accounts. Interest expense on Federal Home Loan Bank advances and other borrowed money has declined by $144,000 due to a lower average balance in borrowings as well as lower interest rates.

For the six months ended June 30, 2002 and 2001 the provision for losses on loans was $496,000 and $272,000, respectively, an increase of $224,000. The provision for the six months ended June 30, 2002 was based on the Company's analysis of the classification of assets and allowance for loan losses. Nonperforming loans and troubled debt restructurings are included in the classification of assets, as well as other loans identified with an inherent weakness or potential for loss. Management meets on at least a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2002, its allowance for loan losses was adequate.

Noninterest income decreased $99,000 or 7.17% from $1.38 million for the six months ended June 30, 2001 to $1.28 million for the six months ended June 30, 2002. The decrease was primarily a result of a reduction in loan servicing fees of $420,000 partially offset by increased net gains on loan sales of $212,000 and increased brokerage fees of $78,000.

Loan servicing fees declined from $56,000 for the six months ended June 30, 2001 to a negative $364,000 for the six months ended June 30, 2002. This decline was primarily due to the accelerated amortization of servicing assets resulting from refinanced loans due to a decrease in loan interest rates, and an identification of a servicing asset impairment. Loans sold for the six months ended June 30, 2002 were $15.2 million, the majority being loans secured by residential real estate and farmland. Many loans which were refinanced had existing servicing assets which were written off as the original loan was paid off. When the refinanced loans were sold into the secondary market, servicing assets relating to these loans are included in the gain on the sale of loans as required by generally accepted accounting principles. Amortization of servicing assets increased from $169,000 for the six months ended June 30, 2001 as compared to $510,000 for the six months ended June 30, 2002. An additional $105,000 was amortized in June, 2002 due to the identification of an impaired servicing asset. Servicing assets are revalued periodically, and if the valuation is lower than book value on servicing assets, an impairment exists, and is required to be charged off.

Net gains on loan sales increased by $212,000 from $384,000 for the six months ended June 30, 2001 to $596,000 for the six months ended June 30, 2002, primarily due to gains related to capitalized servicing assets. Capitalized servicing assets were $578,000 for the six months ended June 30, 2002 compared to $345,000 for the six months ended June 30, 2001. Brokerage fees from First Charter Service Corporation, a wholly owned subsidiary of the Company, increased $78,000 from $12,000 for the six months ended June 30, 2001 to $90,000 for the six months ended June 30, 2002. The increase was a result of a newly established representative for Primevest Financial Services and a new referral program to generate annuity sales.

Total noninterest expenses were $3.3 million for the six months ended June 30, 2002 as compared to $2.9 million for the six months ended June 30, 2001, an increase of $369,000 or 12.7%. The primary reason for the increase was an increase in salaries and employee benefits of $275,000 and an increase in other expenses of $120,000. Salaries and employee benefits increased by $275,000 from $1.69 million for the six months ended June 30, 2001 to $1.96 million for the six months ended June 30, 2002 due to increased salaries expense, director fees, employee stock ownership expense and training expense. Salaries expense increased by $138,000 due primarily to normal pay increases, the addition of three full-time employees and one part-time employee, and increased commissions paid to brokerage employees due to higher sales volume. Employee stock ownership expense increased by $78,000 due to six months expense for 2002 compared to three months expense for 2001, as the Employee Stock Ownership Plan was adopted in April, 2001. The Recognition and Retention Plan received shareholder approval in April 2002, and the expense for the six months ended June 30, 2002 was $17,000.

Other expenses increased by $120,000 from $318,000 for the six months ended June 30, 2001 to $438,000 for the six months ended June 30, 2002. The increase in other expense is primarily due to increases in holding company expenses and increased expenses related to disposition of foreclosed assets. Holding company expenses increased by $39,000 due to increased corporate franchise tax and filing fees, costs associated with the printing and distribution of the annual reports and proxies, and other shareholder services. Expenses for disposition of foreclosed assets increased by $38,000 for the six months ended June 30, 2002 as foreclosed assets were liquidated.

Income tax expense was $407,000 for the six months ended June 30, 2002 as compared to $461,000 for the six months ended June 30, 2001. The effective tax rates were 36.2% and 36.7%, respectively, for the six months ended June 30, 2002 and 2001.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

Net income for the three months ended June 30, 2002 decreased by $42,000 or 8.71% from $482,000 for the three months ended June 30, 2001 to $440,000 for the three months ended June 30, 2002. The decrease in net income is primarily due to increases in noninterest expense and provision for loan losses, partially offset by an increase in net interest income and a decrease in income tax expense.

Net interest income increased $234,000 or 14.4% from $1.62 million for the three months ended June 30, 2001 to $1.86 million for the three months ended June 30, 2002. The primary reason for the increase in net interest income was a decrease in interest expense of $409,000 partially offset by a decrease of $175,000 in interest income. The Company's net interest margin was 4.11% and 3.97% during the three months ended June 30, 2002 and 2001, respectively. The net interest margin increased as a result of an increase in the interest spread from 3.39% for the three months ended June 30, 2001 to 3.66% for the three months ended June 30, 2002. The increase in interest spread resulted from a decrease in rate on interest-bearing liabilities partially offset by a decrease in rate on interest-earning assets.

Loan interest income decreased by $299,000 from $2.5 million for the three months ended June 30, 2001 to $2.2 million for the three months ended June 30, 2002. The decrease is primarily due to a $6.2 million decrease in average portfolio size as well as a 61 basis point decrease in yield. Income from investment securities for the three months ended June 30, 2002 increased by $213,000 due to a $21.1 million increase in the average investment portfolio, partially offset by a 95 basis point decrease in average yield. Interest income on deposits held with financial institutions decreased by $105,000 for the three months ended June 30, 2002 compared to the same period in 2001 due primarily to a rate decline of 5.38%.

Interest expense declined by $409,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to a decrease in rates paid on deposits. Interest expense on deposits for the three months ended June 30, 2002 was $1.1 million compared to $1.5 million for the three months ended June 30, 2001, a reduction of $374,000 due to a decrease in rates paid of 1.72% partially offset by an increase in the average balance of $15.3 million. Interest on Federal Home Loan Bank advances and other borrowed money declined by $35,000 due to reduced rates on borrowings.

For the three months ended June 30, 2002 and 2001 the provision for losses on loans was $297,000 and $125,000, respectively, an increase of $172,000. The provision for the three months ended June 30, 2002 was based on the Company's analysis of the allowance for loan losses. Management meets on at least a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2002, its allowance for loan losses was adequate.

Noninterest income increased $27,000 or 3.56% from $758,000 for the three months ended June 30, 2001 to $785,000 for the three months ended June 30, 2002. The increase was primarily a result of increased net gains on loan sales of $217,000 and increased brokerage fees of $81,000 partially offset by a reduction in loan servicing fees of $254,000.

Loan servicing fees declined from $34,000 for the three months ended June 30, 2001 to a negative $220,000 for the three months ended June 30, 2002. This decline was primarily due to the accelerated amortization of servicing assets resulting from increased principal reductions on the related loans, and an impairment of servicing assets. Loans sold for the three months ended June 30, 2002 were $8.3 million, the majority being loans secured by residential real estate and farmland. Many loans which were refinanced had existing servicing assets which were written off as the original loans paid off. When the refinanced loans were sold into the secondary market, servicing assets relating to these loans are calculated and included in the gain on the sale of loans as required by generally accepted accounting principles. Amortization of servicing assets increased from $40,000 for the three months ended June 30, 2001 compared to $164,000 for the three months ended June 30, 2002. An additional $105,000 was amortized in June 2002 due to an impairment of servicing assets. Servicing assets are revalued periodically, and if the valuation is lower than the book value on servicing assets, an impairment exists, and is required to be charged off.

Net gains on loan sales increased from $215,000 for the three months ended June 30, 2001 to $432,000 for the three months ended June 30, 2002, an increase of $217,000. This increase was primarily a result of gains recognized on servicing assets of $409,000 for the three months ended June 30, 2002 compared to $188,000 for the three months ended June 30, 2001. Brokerage fees from First Charter Service Corporation, a wholly owned subsidiary of the Company, increased from $7,000 for the three months ended June 30, 2001 to $88,000 for the three months ended June 30, 2002. The increase was a result of a new established representative for Primevest Financial Services and a newly referral program to generate annuity sales.

Total noninterest expenses were $1.7 million for the three months ended June 30, 2002 as compared to $1.5 million for the three months ended June 30, 2001. The primary reason for the increase was an increase in salaries and employee benefits of $173,000 and an increase in other expenses of $38,000. Salaries and employee benefits increased by $173,000 from $871,000 for the three months ended June 30, 2001 to $1.0 million for the three months ended June 30, 2002. Salaries increased by $110,000 due to normal pay increases, the addition of three full-time employees and one part-time employee, and increased commissions paid to brokerage employees due to higher sales volume. Employee stock ownership plan expense increased by $20,000 due to a higher average stock price. Director fees increased by $10,000 and recognition and retention expense increased by $17,000.

Income tax expense was $215,000 for the three months ended June 30, 2002 as compared to $288,000 for the three months ended June 30, 2001. The effective tax rates were 32.8% and 37.4%, respectively, for the three months ended June 30, 2002 and 2001. The decrease in the effective rate was due to changes in permanent tax differences.


CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 28 through 32 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of loan servicing rights, and the valuation of foreclosed assets held for sale.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.


Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $2,059,000 and $2,095,000, respectively.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and the real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.


LIQUIDITY

At June 30, 2002, the Company had outstanding commitments to originate $3.2 million in loans. In addition, open-end line of credit loans had $5.5 million available to be drawn upon. As of June 30, 2002, the total amount of certificates scheduled to mature in the following 12 months was $46.7 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

Capital Resources

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2002:


-------------------------------------- -------------------------- ------------------------- --------------------------
            JUNE 30, 2002                        ACTUAL                  REQUIRED FOR               TO BE WELL
                                                                      ADEQUATE CAPITAL             CAPITALIZED
-------------------------------------- -------------------------- ------------------------- --------------------------
                                          Amount          %          Amount         %          Amount          %
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
-------------------------------------- -------------------------------------------------------------------------------
Total capital (to risk-weighted          $22,939        19.92        $9,213        8.0         $11,516        10.0
assets)
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
Tier 1 capital (to risk-weighted          21,493        18.66         4,607        4.0          6,910         6.0
assets)
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
Tier 1 capital (to average assets)        21,493        11.10         7,747        4.0          9,684         5.0
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------


The Company's consolidated capital-to-asset requirements and actual capital as of June 30, 2002 are summarized in the following table:


-------------------------------------- -------------------------- ------------------------- --------------------------
            JUNE 30, 2002                        ACTUAL                 REQUIRED FOR                TO BE WELL
                                                                      ADEQUATE CAPITAL             CAPITALIZED
-------------------------------------- -------------------------- ------------------------- --------------------------
                                          Amount         %           Amount         %          Amount          %
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
-------------------------------------- -------------------------------------------------------------------------------
Total capital (to risk-weighted          $28,193        24.25        $9,300        8.0           ---          N/A
assets)
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
Tier 1 capital (to risk-weighted          26,733        23.00        4,650         4.0           ---          N/A
assets)
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
Tier 1 capital (to average assets)        26,733        13.75        7,778         4.0           ---          N/A
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------


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

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. The Company has no goodwill or intangible assets; therefore, the adoption of this standard has not had an impact on the Company.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective beginning June 15, 2002. The adoption of this standard did not have an impact on the Company.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a.  The Company's Annual Meeting of Shareholders was held on April 22,
         2002.

     b.  Not applicable.

     c. At such meeting there were 1,458,275 shares of Common Stock entitled to be voted.

The shareholders approved the following matters:

         1. The election of the following individuals as Directors;

                  Votes For      Votes Withheld    Term
David W. Dick     1,334,372      25,617            3 years
Terry J. Howard   1,334,168      25,821            3 years

         2. The adoption of the 2002 Stock Option Plan which reserves 152,087 shares of Common Stock for future issuance, as reflected by 777,593 votes for, 168,176 votes against, and 46,970 abstentions. There were 367,250 broker non-votes.

         3. The adoption of the 2002 Recognition and Retention Plan and Trust Agreement which authorizes the Trust established to purchase 60,835 shares, as reflected by 668,501 votes for, 304,911 votes against, and 19,327 abstentions. There were 367,250 broker non-votes.

         4. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2002, as reflected by 1,326,933 votes for, 24,490 votes against and 8,566 abstentions.

     d.  Not applicable.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         99.1 Certification of Terry J. Howard, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
         99.2 Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     (b) No Form 8-K reports were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FIRST BANCTRUST CORPORATION

Date:  August 12, 2002                     /s/ Terry J. Howard
                                             -----------------------------------
                                           Terry J. Howard
                                           Chief Executive Officer and President


Date:  August 12, 2002                     /s/ Ellen M. Litteral
                                             -----------------------------------
                                           Ellen M. Litteral
                                           Chief Financial Officer and Treasurer