Form 10QSB
period 2002-09-30
FIRST BANCTRUST CORP
filed 2002-11-14
CIK 1129847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


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


    CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
           HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
                            90 DAYS. YES _X_ NO ___


 STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE.

   AS OF NOVEMBER 12, 2002 THE REGISTRANT HAD OUTSTANDING 1,397,710 SHARES OF
                                 COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report


                           Index                                                                 Page
          PART I - Financial Information

              Item 1       Financial Statements
                           Condensed Consolidated Balance Sheets                                   1
                           (As of September 30, 2002 and December 31, 2001)
                           Condensed Consolidated Statements of Income                             2
                           (For the nine months ended September 30, 2002 and 2001)
                           Condensed Consolidated Statements of Income                             3
                           (For the three months ended September 30, 2002 and 2001)
                           Condensed Consolidated Statements of Cash Flows                         4
                           (For the nine months ended September 30, 2002 and 2001)
                           Notes to Condensed Consolidated Financial Statements                    5
              Item 2       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                         9
              Item 3       Controls and Procedures                                                20

          PART II - Other Information

              Item 1       Legal Proceedings                                                      20
              Item 2       Changes in Securities                                                  20
              Item 3       Defaults Upon Senior Securities                                        20
              Item 4       Submission of Matters to a Vote of Security
                             Holders                                                              20
              Item 5       Other Information                                                      21
              Item 6       Exhibits and Reports on Form 8-K                                       21

          SIGNATURES                                                                              22

          CERTIFICATIONS                                                                          22

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    2002                  2001
                                                                                 (unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                  $          4,383       $         7,308
     Interest-bearing demand deposits                                                    3,774                 9,438
                                                                                ---------------        --------------
            Cash and cash equivalents                                                    8,157                16,746
     Available-for-sale securities                                                      77,302                65,207
     Loans held for sale                                                                 1,329                   597
     Loans, net of allowance for loan losses of $2,027 and $1,657                      107,864               100,656
     Premises and equipment                                                              2,654                 2,435
     Foreclosed assets held for sale, net                                                  410                   807
     Interest receivable                                                                 2,373                 2,116
     Loan servicing rights, net of valuation allowance of $802 and $0                    1,208                 2,095
     Cash surrender value of life insurance                                              3,607                 3,479
     Federal Home Loan Bank stock                                                        3,666                 1,582
     Other assets                                                                          541                   317
                                                                                ---------------        --------------

            Total assets                                                      $        209,111       $       196,037
                                                                                ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                                    $         12,451       $        13,963
       Interest bearing                                                                138,650               127,353
                                                                                ---------------        --------------
            Total deposits                                                             151,101               141,316
     Federal Home Loan Bank advances and other debt                                     29,505                25,516
     Pass through payments received on loans sold                                          154                   270
     Advances from borrowers for taxes and insurance                                        25                   140
     Deferred income taxes                                                                 648                   127
     Interest payable                                                                      149                   124
     Other liabilities                                                                     257                   826
                                                                                ---------------        --------------
            Total liabilities                                                          181,839               168,319
                                                                                ---------------        --------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued
     Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,520,875 shares issued and outstanding                                  15                    15
     Additional paid-in capital                                                         14,428                14,382
     Retained earnings                                                                  15,777                15,214
     Accumulated other comprehensive income                                                989                   247
                                                                                ---------------        --------------
                                                                                        31,209                29,858
     Unallocated employee stock ownership plan shares -
       98,864 and 110,267 shares                                                        (1,143)               (1,275)
     Unearned recognition and retention plan shares -
       57,980 and 0 shares                                                                (957)                   --
     Treasury stock, at cost - 123,165 and 62,600 shares                                (1,837)                 (865)
                                                                                ---------------        --------------
            Total stockholders' equity                                                  27,272                27,718
                                                                                ---------------        --------------

            Total liabilities and stockholders' equity                        $        209,111       $       196,037
                                                                                ===============        ==============


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                   (unaudited)


NINE MONTHS ENDED SEPTEMBER 30                                                           2002            2001
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans
       Taxable                                                                     $        6,660  $        7,436
       Tax exempt                                                                              34              40
     Investment securities
       Taxable                                                                              2,694           2,029
       Tax exempt                                                                             219             190
     Deposits with financial institutions                                                      81             307
     FHLB stock dividends                                                                     107              75
                                                                                     -------------   -------------
            Total interest income                                                           9,795          10,077
                                                                                     -------------   -------------

INTEREST EXPENSE
     Deposits                                                                               3,373           4,393
     Federal Home Loan Bank advances and other debt                                           884           1,028
                                                                                     -------------   -------------
            Total interest expense                                                          4,257           5,421
                                                                                     -------------   -------------

NET INTEREST INCOME                                                                         5,538           4,656
     Provision for loan losses                                                                663             438
                                                                                     -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         4,875           4,218
                                                                                     -------------   -------------

NONINTEREST INCOME
     Service charges on deposit accounts                                                      370             376
     Loan servicing fees (costs), net                                                        (403)            134
     Impairment of loan servicing rights                                                     (802)              0
     Other customer fees                                                                      697             634
     Net realized gains on sales of available-for-sale securities                             120               0
     Net gains on loan sales                                                                  760             596
     Brokerage fees                                                                           141              19
     Abstract and title fees                                                                  282             275
     Other income                                                                             159             125
                                                                                     -------------   -------------
            Total noninterest income                                                        1,324           2,159
                                                                                     -------------   -------------

NONINTEREST EXPENSE
     Salaries and employee benefits                                                         2,949           2,515
     Net occupancy expenses                                                                   142             136
     Equipment expenses                                                                       452             484
     Data processing fees                                                                     349             367
     Advertising and promotion                                                                144             128
     Professional fees                                                                        245             203
     Other expenses                                                                           679             501
                                                                                     -------------   -------------
            Total noninterest expense                                                       4,960           4,334
                                                                                     -------------   -------------

INCOME BEFORE INCOME TAX                                                                    1,239           2,043

     Income tax expense                                                                       462             738
                                                                                     -------------   -------------

NET INCOME                                                                                    777           1,305

OTHER COMPREHENSIVE INCOME
     Unrealized appreciation  on available-for-sale securities                                742             617
                                                                                     -------------   -------------

COMPREHENSIVE INCOME                                                               $        1,519  $        1,922
                                                                                     =============   =============

EARNINGS PER SHARE
     Basic                                                                         $         0.59  $          N/A
                                                                                     =============   =============

     Diluted                                                                       $         0.59  $          N/A
                                                                                     =============   =============


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                   (unaudited)


THREE MONTHS ENDED SEPTEMBER 30                                                          2002            2001
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans
       Taxable                                                                     $        2,238  $        2,368
       Tax exempt                                                                              12              13
     Investment securities
       Taxable                                                                                939             714
       Tax exempt                                                                              74              70
     Deposits with financial institutions                                                      12             101
     FHLB stock dividends                                                                      46              24
                                                                                     -------------   -------------
            Total interest income                                                           3,321           3,290
                                                                                     -------------   -------------

INTEREST EXPENSE
     Deposits                                                                               1,094           1,384
     Federal Home Loan Bank advances and other debt                                           302             302
                                                                                     -------------   -------------
            Total interest expense                                                          1,396           1,686
                                                                                     -------------   -------------

NET INTEREST INCOME                                                                         1,925           1,604
     Provision for loan losses                                                                167             166
                                                                                     -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         1,758           1,438
                                                                                     -------------   -------------

NONINTEREST INCOME
     Service charges on deposit accounts                                                      148             119
     Loan servicing fees (costs), net                                                         (39)             78
     Impairment of loan servicing rights                                                     (802)              0
     Other customer fees                                                                      263             219
     Net realized gains on sales of available-for-sale securities                             120               0
     Net gains on loan sales                                                                  164             212
     Brokerage fees                                                                            51               7
     Abstract and title fees                                                                   98              92
     Other income                                                                              40              52
                                                                                     -------------   -------------
            Total noninterest income                                                           43             779
                                                                                     -------------   -------------

NONINTEREST EXPENSE
     Salaries and employee benefits                                                           988             829
     Net occupancy expenses                                                                    51              41
     Equipment expenses                                                                       160             166
     Data processing fees                                                                     121             118
     Advertising and promotion                                                                 61              50
     Professional fees                                                                         65              43
     Other expenses                                                                           241             183
                                                                                     -------------   -------------
            Total noninterest expense                                                       1,687           1,430
                                                                                     -------------   -------------

INCOME BEFORE INCOME TAX                                                                      114             787

     Income tax expense                                                                        55             277
                                                                                     -------------   -------------

NET INCOME                                                                                     59             510

OTHER COMPREHENSIVE INCOME
     Unrealized appreciation  on available-for-sale securities                                225             332
                                                                                     -------------   -------------

COMPREHENSIVE INCOME                                                               $          284  $          842
                                                                                     =============   =============

EARNINGS PER SHARE
     Basic                                                                         $         0.05  $         0.36
                                                                                     =============   =============

     Diluted                                                                       $         0.05  $         0.36
                                                                                     =============   =============


See notes to condensed consolidated financial statements.

                               FIRST BANCTRUST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands of dollars)
                                       (unaudited)



NINE MONTHS ENDED SEPTEMBER 30                                                               2002             2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                         $          777   $        1,305
    Items not requiring (providing) cash
      Depreciation and amortization                                                               203              222
      Provision for loan losses                                                                   663              438
      Investment securities amortization (accretion), net                                         103              (10)
      Amortization of loan servicing rights                                                       782              219
      Impairment of loan servicing rights                                                         802               --
      Deferred income taxes                                                                         6               --
      Net losses on sales of foreclosed assets                                                     46               11
      Net losses on sales of premises and equipment                                                --                2
      Net gains on loan sales                                                                    (761)            (596)
      Loans originated for sale                                                               (25,919)         (18,161)
      Proceeds from sales of loans originated for resale                                       25,251           18,280
      Investment securities gains                                                                (120)              --
      Federal Home Loan Bank stock dividends                                                      (84)             (80)
      Compensation expense related to employee stock ownership plan                               179               96
      Compensation expense related to recognition and retention plan                               46               --

      Changes in
        Interest receivable                                                                      (257)            (250)
        Cash surrender value                                                                     (128)            (397)
        Other assets                                                                             (224)            (201)
        Interest payable                                                                           25               (6)
        Other liabilities                                                                        (569)              32
                                                                                         -------------    -------------

          Net cash provided by operating activities                                               821              904
                                                                                         -------------    -------------

INVESTING ACTIVITIES
    Net change in interest-bearing time deposits                                                   --               50
    Purchases of available-for-sale securities                                                (32,062)         (28,880)
    Proceeds from maturities of available-for-sale securities                                  20,651           17,977
    Proceeds from sales of available-for-sale securities                                          590               --
    Purchase of Federal Home Loan Bank stock                                                   (2,000)              --
    Net collections (originations) in loans                                                    (8,337)           2,835
    Proceeds from sales of foreclosed assets                                                      817            1,151
    Purchases of premises and equipment                                                          (422)             (88)
    Proceeds from sale of premises and equipment                                                   --                1
                                                                                         -------------    -------------

          Net cash used in investing activities                                               (20,763)          (6,954)
                                                                                         -------------    -------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      NOW and savings deposits                                                                 (1,512)           1,067
    Net increase  in certificates of deposit                                                   11,297            1,259
    Net decrease in short-term borrowings                                                          --           (1,500)
    Proceeds from the issuance of Federal Home Loan Bank advances                               8,000           22,500
    Repayment of Federal Home Loan Bank advances and other debt                                (4,011)         (18,510)
    Pass through payments received on loans sold                                                 (116)              --
    Net decreases in advances by borrowers for taxes and insurance                               (115)            (127)
    Proceeds from stock issuance                                                                   --           14,378
    Dividends paid                                                                               (213)              --
    Purchase of employee stock ownership plan shares                                               --           (1,406)
    Purchase of treasury stock                                                                   (973)              --
    Purchase of stock for recognition and retention plan                                       (1,004)              --
                                                                                         -------------    -------------

          Net cash provided by financing activities                                            11,353           17,661
                                                                                         -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (8,589)          11,611

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   16,746            9,146
                                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $        8,157   $       20,757
                                                                                         =============    =============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate and other assets acquired in settlement of loans                       $          466   $        1,977

    Interest paid                                                                               4,232            5,402

    Income tax paid                                                                               897              550




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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Employee Stock Ownership Plan

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The

ESOP expense was $61,000 and $179,000 for the three-month and nine-month periods ended September 30, 2002, respectively.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2002 and for the three months ended September 30, 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share is calculated beginning with the date of the conversion of April 18, 2001 and, therefore, no earnings per share is reported for the nine-month period ended September 30, 2001.

Earnings per share were computed as follows (dollar amounts in thousands except share data):


                                                                       Weighted
                                                                        Average     Per Share
                                                           Income       Shares       Amount
                                                        ---------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
---------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders                      $ 777     1,298,028      $ 0.59

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                            21,371

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 777     1,319,399      $ 0.59
                                                        =======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
----------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders                      $  59     1,243,028      $ 0.05

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                            58,662

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $  59     1,301,690      $ 0.05
                                                        =======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
----------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders                      $ 510     1,405,540      $ 0.36
                                                        =======================================


Note 5 - Current Accounting Issues

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for years beginning after June 15, 2002. Management does not expect the adoption of this standard to have a material impact on the Company.

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

Note 6 - Authorized Share Repurchase Program

On October 3, 2001 the Company announced that the Board of Directors authorized the open-market stock repurchases of up to 5%, or 76,044 shares of the Company's outstanding stock over the one-year period ending September 27, 2002. On April 18, 2002 the Company announced that the Board of Directors has authorized the additional open-market stock repurchases of up to 5%, or 67,407 shares of the Company's outstanding stock over the next one-year period ending March 14, 2003, as in the opinion of management, market conditions warrant. As of November 12, 2002, the Company had repurchased 123,165 shares.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at September 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and nine-month periods ending September 30, 2002 to the same periods in 2001. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation has been transferred from the Bank to the Company. This discussion should be read in conjunction with the interim financial statements and notes included herein.


FINANCIAL CONDITION

Total assets of the Company increased by $13.1 million or 6.67%, to $209.1 million at September 30, 2002 from $196.0 million at December 31, 2001. The increase was funded by increased deposits and Federal Home Loan Bank borrowings. Available-for-sale securities increased by $12.1 million, loans net of allowance for loan losses increased by $7.2 million, Federal Home Loan Bank stock increased by $2.1 million, loans held for sale increased by $732,000, interest receivable increased by $257,000, premises and equipment increased by $219,000, and other assets increased by $224,000. These increases were partially offset by a $8.6 million decrease in cash and cash equivalents, a decrease in loan servicing rights of $887,000 and a $397,000 decrease in foreclosed assets held for sale.

The Company's cash and due from banks decreased by $2.9 million or 40.02% to $4.4 million at September 30, 2002 from $7.3 million at December 31, 2001. Interest-bearing demand deposits decreased $5.7 million or 60.01% to $3.8 million at September 30, 2002 compared to $9.4 million at December 31, 2001. The decrease in cash and cash equivalents was primarily used to fund investment purchases and loans. Investment securities available for sale amounted to $77.3 million at September 30, 2002 compared to $65.2 million at December 31, 2001, a $12.1 million or 18.55% increase. The increase resulted from $32.1 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds and an increase of $1.3 million in market value, partially offset by calls, maturities, and principal repayments of $20.7 million and sales of $590,000.

Loans held for sale increased by $732,000 to $1.3 million at September 30, 2002 from $597,000 at December 31, 2001. Loans held for sale at September 30, 2002 consisted entirely of one-to-four family loans committed for sale in the secondary market to the Federal Home Loan Mortgage Corporation.

The Company's net loan portfolio increased by $7.2 million or 7.16% to $107.9 million at September 30, 2002 from $100.7 million at December 31, 2001. Gross loans increased by $7.6 million while the allowance for loan losses increased by $370,000. Non-farm non-residential real estate loans increased by $2.1 million, agricultural production loans increased by $4.2 million, consumer loans increased by $1.3 million, farmland loans increased by $937,000, and one-to-four family open-end lines of credit increased by $165,000. Construction loans declined by $363,000 as they were converted to permanent financing, one-to-four family junior liens decreased by $302,000, and commercial loans decreased by $479,000.

At September 30, 2002 the allowance for loan losses was $2.0 million or 1.85% of the total loan portfolio compared to $1.7 million, or 1.62% at December 31, 2001. The increase in the allowance for loan losses is primarily due to an increase in classified assets and an additional amount set aside for one agricultural credit. The Company classifies assets into watch, substandard, doubtful, and loss categories, as defined by federal regulation. Classified assets at September 30, 2002 were $6.6 million compared to $5.10 million at December 31, 2001. The Company's nonperforming loans and troubled debt restructurings, which are included in the classification asset total, as a percentage of total loans increased from 2.17% or $2.2 million at December 31, 2001 to 2.87% or $3.2 million at September 30, 2002. The Company's nonperforming loans and troubled debt restructurings of $3.2 million at September 30, 2002 consist of $2.6 million in nonperforming loans primarily agricultural production loans, commercial real estate loans and 1-4 family residence loans. Restructured loans of $553,000 were commercial and agricultural loans. Included in the $3.2 million of nonperforming loans and troubled debt restructurings are agricultural loans of $632,000 which are 90% guaranteed for $569,000 by the Farmers Home Administration, thereby limiting the Company's exposure. During the second quarter of 2002 the Company identified an additional exposure for loss of

$270,000 relating to one agricultural borrower on loans secured by farm equipment. The Company charged off $387,000, primarily consumer and commercial loans, for the nine-months ended September 30, 2002, which was partially offset by recoveries of $94,000 for the same time period. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Foreclosed assets held for sale, net decreased $397,000 to $410,000 at September 30, 2002, compared to $807,000 at December 31, 2001. As of September 30, 2002 the Company had three real estate properties totaling $226,000 consisting of one single-family dwelling, one commercial building, and one multi-family dwelling, and other repossessed assets of $184,000. Foreclosed assets are carried at lower of cost or net realizable value.

Loan servicing rights declined by $887,000 from $2.1 million at December 31, 2001 to $1.2 million at September 30, 2002. The decline was due to $782,000 of accelerated amortization of loan servicing rights, and an identified impairment of $802,000, partially offset by newly capitalized assets of $698,000. Both the accelerated amortization and impairment were a result of increased prepayments due to decreases in interest rates. The decline in long-term interest rates resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected average lives. When the loan servicing rights were valued in the current environment with shorter lives, the assets had less value, and an impairment was identified. The impairment of $802,000 was charged against current earnings. At September 30, 2002 loans serviced for others included $59.1 million in one-to-four family residential home mortgages and $18.1 million in agricultural loans secured by farmland and equipment.

Interest receivable increased by $257,000 or 12.15% from $2.1 million at December 31, 2001 to $2.4 million at September 30, 2002 primarily due to the accrual of interest on annual payment agricultural loans due at year-end. Federal Home Loan Bank stock increased by $2.1 million to $3.7 million at September 30, 2002 from $1.6 million at December 31, 2001. The increase was due to an additional $2.0 million investment in the stock, and dividends of $83,000 paid in the form of additional stock.

The Company's total deposits amounted to $151.1 million at September 30, 2002 compared to $141.3 million at December 31, 2001, an increase of $9.8 million. The increase in total deposits was due to a $11.3 million increase in interest bearing deposits, partially offset by a decrease of $1.5 million in non-interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $11.1 million in interest bearing checking accounts, and a $987,000 increase in savings accounts, partially offset by a $758,000 reduction in certificates of deposit. Of the $11.1 million increase in interest bearing checking accounts, $10.0 million is from growth in business money market accounts, and $1.4 million is from growth in the Investor Checking product, which has a comparable rate to a money market account without the transaction limitations. Of the $10.0 million increase in business money market accounts, approximately $6.5 million is from a single account from one corporate depositor. The Company believes it has adequate resources to fund the withdrawal of this deposit, either through internal funding or Federal Home Loan Bank advances. This growth was partially offset by a reduction in other interest bearing checking accounts of $365,000. Noninterest bearing deposits decreased by $1.5 million from $14.0 million at December 31, 2001 to $12.5 million at September 30, 2002.

Federal Home Loan Bank advances and other debt increased by $4.0 million from $25.5 million at December 31, 2001 to $29.5 million at September 30, 2002. The $4.0 million net increase was a result of use of the Company's open end line of credit at the Federal Home Loan Bank to fund investment purchases. The open end line of credit has a variable daily interest rate which was 2.22% at September 30, 2002. The line of credit will be repaid as other investments are called, prepay, or mature.

Pass through payments received on loans sold declined by $116,000 from $270,000 at December 31, 2001 to $154,000 at September 30, 2002. Many agricultural loans sold to investors in the secondary market have annual payments due at the end of the year. As a result, the balance at December 31, 2001 related to payments received by the Company which were in the process of being remitted to the investors. Advances by borrowers for taxes and insurance decreased by $115,000 from $140,000 at December 31, 2001 to $25,000 at September 30, 2002. The decrease was primarily due to an increase in escrow accounts on investor loans which are required to be held in a custodial deposit account. Adjustments to deferred income taxes for the tax effect of the change in market value of investment securities available for sale resulted in an increase of $521,000 to $648,000 at September 30, 2002 compared to $127,000 at December 31, 2001. Other liabilities declined by $569,000 from $826,000 at December 31, 2001 to $257,000 at September 30, 2002, primarily due to payment of income taxes and reduction in income tax accruals.

Stockholders' equity at September 30, 2002 was $27.3 million compared to $27.7 million at December 31, 2001, a decrease of $446,000. Accumulated comprehensive income increased by $742,000, due to an increase in the fair value of securities available for sale. Retained earnings increased by $563,000 from net income of $777,000, partially offset by $213,000 in dividends declared and paid. Treasury stock increased from $865,000 at December 31, 2001 to $1.8 million at September 30, 2002 due to open-market stock repurchases amounting to $972,000. The recognition and retention plan trust purchased $1.0 million of Company stock with $46,000 allocated to participants.


RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the nine months ended September 30, 2002 decreased by $528,000 or 40.46% from $1.3 million for the nine months ended September 30, 2001 to $777,000 for the nine months ended September 30, 2002. The decrease in net income was primarily due to a decrease in noninterest income, and increases in non-interest expense and provision for loan losses, partially offset by an increase in net interest income and a decrease in income tax expense.

Net interest income increased $882,000 or 18.94% from $4.7 million for the nine months ended September 30, 2001 to $5.5 million for the nine months ended September 30, 2002. The primary reason for the increase in net interest income was a decrease in interest expense of $1.2 million partially offset by a decrease of $282,000 in interest income. The Company's net interest margin was 3.95% and 3.71% during the nine months ended September 30, 2002 and 2001, respectively. The net interest margin increased as a result of an increase in the interest spread from 3.12% for the nine months ended September 30, 2001 to 3.48% for the nine months ended September 30, 2002. The increase in interest spread resulted from a decrease in rate on interest-bearing liabilities partially offset by a decrease in rate on interest-earning assets.

Loan interest income for the nine months ended September 30, 2002 declined by $782,000 to $6.7 million from $7.5 million for the nine months ended September 30, 2001 due to both a decrease in yield of 69 basis points and a decrease in the average portfolio size of $3.4 million. Investment income increased by $694,000 to $2.9 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001 due to an increase of $24.6 million in the average investment portfolio, which was partially offset by a decrease in average yield of 85 basis points. Interest income earned on deposits with financial institutions decreased by $226,000 due to a 285 basis point decrease in the average rate and by a $3.0 million decrease in the average balance.

Interest expense declined by $1.1 million from $5.4 million for the nine months ended September 30, 2001 to $4.3 million for the nine months ended September 30, 2002. Interest expense on deposits declined from $4.4 million for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002 due to lower rates paid on deposits which was partially offset by a higher volume in interest-bearing checking accounts and savings accounts. Interest expense on Federal Home Loan Bank advances and other borrowed money has declined by $144,000 due to a lower average balance in borrowings as well as lower interest rates.

For the nine months ended September 30, 2002 and 2001 the provision for losses on loans was $663,000 and $438,000, respectively, an increase of $225,000. The provision for the nine months ended September 30, 2002 was based on the Company's analysis of the classification of assets and allowance for loan losses. Nonperforming loans and troubled debt restructurings are included in the classification of assets, as well as other loans identified with an inherent weakness or potential for loss. Management meets on at least a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2002, its allowance for loan losses was adequate.

Noninterest income decreased $835,000 or 38.68% from $2.2 million for the nine months ended September 30, 2001 to $1.3 million for the nine months ended September 30, 2002. The decrease was primarily a result of a reduction in loan servicing fees of $537,000 and an identified impairment on loan servicing assets of $802,000, partially offset by increased net gains on loan sales of $164,000, increased brokerage fees of $122,000, and net realized gains on sales of available-for-sale securities of $120,000.

Loan servicing fees declined from $134,000 for the nine months ended September 30, 2001 to a negative $403,000 for the nine months ended September 30, 2002. This decline was primarily due to the accelerated amortization of servicing assets resulting from refinanced loans due to a decrease in loan interest rates. Loans sold for the nine months ended September 30, 2002 were $25.2 million, the majority being loans secured by residential real estate and farmland. Many loans which were refinanced had existing servicing assets which were written off as the original loan was paid off. When the refinanced loans were sold into the secondary market, servicing assets relating to these loans are included in the gain on the sale of loans as required by accounting principles generally accepted in the United States of America. Amortization of servicing assets increased from $219,000 for the nine months ended September 30, 2001 to $782,000 for the nine months ended September 30, 2002. The decline in interest rates has resulted in increased prepayments, which shortens the expected average life of the servicing assets. When the servicing rights were valued with the estimated shorter lives due to the lower interest rate environment, the calculated value was substantially less than the book value of the servicing assets, identifying an impairment of $802,000 which was charged against current earnings. At September 30, 2002, loans serviced for others totaled $77.2 million, and the net value of the loan servicing rights totaled $1.2 million, net of a valuation allowance of $802,000.

Net gains on loan sales increased by $164,000 from $596,000 for the nine months ended September 30, 2001 to $760,000 for the nine months ended September 30, 2002, primarily due to gains related to capitalized servicing assets. Gains on loan sales from capitalized servicing assets were $698,000 for the nine months ended September 30, 2002 compared to $529,000 for the nine months ended September 30, 2001. Brokerage fees from First Charter Service Corporation, a wholly owned subsidiary of the Company, increased $122,000 from $19,000 for the nine months ended September 30, 2001 to $141,000 for the nine months ended September 30, 2002. The increase was a result of a newly established representative for Primevest Financial Services and a new referral program to generate annuity sales. Net realized gains on sales of available-for-sale securities increased $120,000 due to the sale of equity securities.

Total noninterest expenses were $5.0 million for the nine months ended September 30, 2002 as compared to $4.3 million for the nine months ended September 30, 2001, an increase of $626,000 or 14.44%. The primary reason for the increase was an increase in salaries and employee benefits of $434,000 and an increase in other expenses of $178,000. Salaries and employee benefits increased by $434,000 from $2.52 million for the nine months ended September 30, 2001 to $2.95 million for the nine months ended September 30, 2002 due to increased salaries expense, director fees, Employee Stock Ownership Plan ("ESOP") expense, recognition and retention plan expense, and training expense. Salaries expense increased by $240,000 due primarily to normal pay increases, the addition of three full-time employees and one part-time employee, increased overtime, and increased commissions paid to brokerage employees due to a higher sales volume. ESOP expense increased by $93,000 due to nine months of expense for 2002 compared to six months of expense for 2001, as the ESOP was adopted in April, 2001. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the

ESOP expense increases accordingly. The Recognition and Retention Plan received shareholder approval in April 2002, and the expense for the nine months ended September 30, 2002 was $46,000.

Other expenses increased by $178,000 from $501,000 for the nine months ended September 30, 2001 to $679,000 for the nine months ended September 30, 2002. The increase in other expense was primarily due to increased expenses related to disposition of foreclosed assets, increases in printing and office supplies expense, increases in holding company expenses, and increases in other expenses. Expenses for disposition of foreclosed assets increased by $86,000 for the nine months ended September 30, 2002 as foreclosed assets were liquidated. Printing and office supplies expenses increased by $28,000 primarily a result of updating brochures and disclosures. Holding company expenses increased by $24,000 due to increased corporate franchise tax and filing fees, costs associated with the printing and distribution of the annual reports and proxies, and other shareholder services. Other expenses increased due to increases in check losses, trust department expenses, insurance expense, and correspondent bank fees.

Income tax expense was $462,000 for the nine months ended September 30, 2002 as compared to $738,000 for the nine months ended September 30, 2001. The reduction of $276,000 was due to a decrease in income before income tax of $804,000, primarily due to the recognition of the $802,000 impairment of the loan servicing rights. The effective tax rates were 37.3% and 36.1%, respectively, for the nine months ended September 30, 2002 and 2001.


COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the three months ended September 30, 2002 decreased by $451,000 or 88.43% from $510,000 for the three months ended September 30, 2001 to $59,000 for the three months ended September 30, 2002. The decrease in net income is primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in income tax expense.

Net interest income increased $321,000 or 20.01% from $1.60 million for the three months ended September 30, 2001 to $1.93 million for the three months ended September 30, 2002. The primary reason for the increase in net interest income was a decrease in interest expense of $290,000. The Company's net interest margin was 3.89% and 3.54% during the three months ended September 30, 2002 and 2001, respectively. The net interest margin increased as a result of an increase in the interest spread from 3.00% for the three months ended September 30, 2001 to 3.31% for the three months ended September 30, 2002. The increase in interest spread resulted from a decrease in interest expense which resulted from a decrease in rate on interest-bearing liabilities, partially offset by an increase in average volume of interest-bearing liabilities.

Loan interest income decreased by $131,000 from $2.4 million for the three months ended September 30, 2001 to $2.2 million for the three months ended September 30, 2002. The decrease is primarily due to a 57 basis point decrease in yield partially offset by an increase of $1.2 million in average loan portfolio size. Income from investment securities for the three months ended September 30, 2002 increased by $229,000 due to a $30.0 million increase in the average investment portfolio, partially offset by a 116 basis point decrease in average yield. Interest income on deposits held with financial institutions decreased by $89,000 for the three months ended September 30, 2002 compared to the same period in 2001 due primarily to both a decrease in average balance and a rate decline of 263 basis points.

Interest expense declined by $290,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to a decrease in rates paid on deposits of 1.49%, partially offset by an increase in average deposits of $11.3 million. Interest expense on deposits for the three months ended September 30, 2002 was $1.1 million compared to $1.4 million for the three months ended September 30, 2001. Interest on Federal Home Loan Bank advances and other borrowed money remained level due to reduced rates on borrowings offset by additional borrowings.

For the three months ended September 30, 2002 and 2001 the provision for losses on loans was level at $167,000 and $166,000, respectively. The provision for the three months ended September 30, 2002 was based on the Company's analysis of the allowance for loan losses. Management meets on at least a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2002, its allowance for loan losses was adequate.

Noninterest income decreased $736,000 from $779,000 for the three months ended September 30, 2001 to $43,000 for the three months ended September 30, 2002. The decrease was primarily a result of 117,000 reduction in loan servicing fees, an identified impairment of loan servicing rights of $802,000, and a decrease in net gains on loans sales of $48,000, partially offset by an increase of $120,000 in net realized gains on sales of available-for-sale securities, increased brokerage fees of $44,000 and increased other customer fees of $44,000.

Loan servicing fees declined from $78,000 for the three months ended September 30, 2001 to a negative $39,000 for the three months ended September 30, 2002. This decline was primarily due to the accelerated amortization of servicing assets resulting from increased principal reductions on the related loans. Loans sold for the three months ended September 30, 2002 were $10.0 million, the majority being loans secured by residential real estate and farmland. Many loans which were refinanced had existing servicing assets which were written off as the original loans paid off. When the refinanced loans were sold into the secondary market, servicing assets relating to these loans are calculated and included in the gain on the sale of loans as required by generally accepted accounting principles. Amortization of servicing assets increased from $49,000 for the three months ended September 30, 2001 to $167,000 for the three months ended September 30, 2002. An $802,000 impairment was identified on September 30, 2002 due to a reduction in the fair market value of servicing assets. Servicing assets are revalued periodically, and if the valuation is lower than the book value on servicing assets, an impairment exists, and is required to be charged against current earnings. Due to the current low interest rate environment, prepayments on loans have accelerated, resulting in shorter estimated lives for the loan servicing assets. When these loan servicing assets were valued on September 30, 2002 using the shorter estimated lives, the fair value was substantially less than the book value of the loan servicing assets, which required an impairment allowance to be recorded. The impairment of $802,000 was charged against loan servicing fee income to establish a valuation allowance.

Net gains on loan sales decreased from $212,000 for the three months ended September 30, 2001 to $164,000 for the three months ended September 30, 2002, a decrease of $48,000. This decrease was primarily a result of gains recognized on creation of servicing assets of $184,000 for the three months ended September 30, 2001 compared to $120,000 for the three months ended September 30, 2002. Net realized gains on sales of available-for-sale securities increased by $120,000 for the three months ended September 30, 2002 compared to no net realized gain for the three months ended September 30, 2001 due to the sale of equity securities. Brokerage fees from First Charter Service Corporation, a wholly owned subsidiary of the Company, increased from $7,000 for the three months ended September 30, 2001 to $51,000 for the three months ended September 30, 2002. The increase was a result of a newly established representative for Primevest Financial Services and a new referral program to generate annuity sales. Other customer fees increased from $219,000 for the three months ended September 30, 2001 to $263,000 for the three months ended September 30, 2002, primarily due to loan fees assessed on a higher volume of loans sold in the secondary market.

Total noninterest expenses were $1.7 million for the three months ended September 30, 2002 as compared to $1.4 million for the three months ended September 30, 2001, an increase of $257,000. The primary reason for the increase was an increase in salaries and employee benefits of $159,000 and increases in professional fees of $22,000 and other expenses of $58,000. Salaries and employee benefits increased by $159,000 from $829,000 for the three months ended September 30, 2001 to $988,000 for the three months ended September 30, 2002. Salaries increased by $83,000 due to normal pay increases, the addition of three full-time employees and one part-time employee, increased overtime, and increased commissions paid to brokerage employees due to higher sales volume. The Recognition and Retention Plan received shareholder approval in April 2002, and the expense for the three months ended September 30, 2002 was $29,000. ESOP expense increased by $16,000 due to a higher average stock price, directors' fees increased by $8,000, and training expenses increased by $8,000. Other expenses increased by $58,000 from $183,000 for the three months ended September 30, 2001 to $241,000 for the three months ended September 30, 2002. The increase was primarily a result of $47,000 increased expenses related to the disposition of foreclosed assets as foreclosed assets were liquidated.

Income tax expense was $55,000 for the three months ended September 30, 2002 as compared to $277,000 for the three months ended September 30, 2001. The decrease in income tax expense was due to a reduction of income before income taxes of $673,000. The effective tax rates were 48.2% and 35.2%, respectively, for the three months ended September 30, 2002 and 2001.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements, on pages 28 through 32 of the Annual Report to Shareholders for the year ended December 31, 2001 contain a summary of the Company's significant accounting policies, including significant estimates. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses, the valuation of loan servicing rights, and the valuation of foreclosed assets held for sale.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $1,208,000 and $2,095,000, respectively.

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

LIQUIDITY

At September 30, 2002, the Company had outstanding commitments to originate $1.7 million in loans. In addition, open-end line of credit loans had $3.6 million available to be drawn upon, and there were two outstanding letters of credit for a combined total of $29,000. As of September 30, 2002, the total amount of certificates scheduled to mature in the following 12 months was $43.9 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2002:



-------------------------------------- -------------------------- ------------------------- --------------------------
         SEPTEMBER 30, 2002                                             REQUIRED FOR                 TO BE WELL
                                                ACTUAL                ADEQUATE CAPITAL              CAPITALIZED
-------------------------------------- -------------------------- ------------------------- --------------------------
                                         Amount          %          Amount          %          Amount          %
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
Total capital (to risk-weighted         $22,381        19.16         $9,346          8.0      $11,682          10.0
assets)

Tier 1 capital (to risk-weighted         20,914        17.90          4,673          4.0        7,009           6.0
assets)

Tier 1 capital (to average assets)       20,914        10.33          8,100          4.0       10,124           5.0

The Company's consolidated capital-to-asset requirements and actual capital as of September 30, 2002 are summarized in the following table:


-------------------------------------- -------------------------- ------------------------- --------------------------
         SEPTEMBER 30, 2002                                               REQUIRED FOR              TO BE WELL
                                                ACTUAL                  ADEQUATE CAPITAL           CAPITALIZED
-------------------------------------- -------------------------- ------------------------- --------------------------
                                         Amount          %          Amount          %          Amount          %
-------------------------------------- ------------ ------------- ------------ ------------ ------------- ------------
                                                                   (Dollars in thousands)
Total capital (to risk-weighted         $27,446       23.25        $9,443           8.0          ---           N/A
assets)

Tier 1 capital (to risk-weighted         25,964       22.00         4,721           4.0          ---           N/A
assets)

Tier 1 capital (to average assets)       25,964       12.60         8,241           4.0          ---           N/A

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


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


                                        FIRST BANCTRUST CORPORATION

Date:  November 12, 2002                /s/ Terry J. Howard
                                           -------------------------------------
                                           Terry J. Howard
                                           Chief Executive Officer and President


Date:  November 12, 2002                /s/  Ellen M. Litteral
                                           -------------------------------------
                                           Ellen M. Litteral
                                           Chief Financial Officer and Treasurer

CERTIFICATIONS


            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Terry J. Howard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FIRST BANCTRUST CORPORATION (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                /s/ Terry J. Howard
      ------------------                   ---------------------------------
                                           TERRY J. HOWARD
                                           Chief Executive Officer and President

              SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ellen M. Litteral, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FIRST BANCTRUST CORPORATION (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002              /s/ Ellen M. Litteral
      ----------------------         ------------------------------------------
                                     ELLEN M. LITTERAL
                                     Chief Financial Officer and Treasurer