Form 10KSB
period 2002-12-31
FIRST BANCTRUST CORP
filed 2003-03-28
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         -----    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         -----    SECURITIES EXCHANGE ACT OF 1934

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

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-465-6381
                                                          ------------
      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
                                                                     ----

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

       Check if disclosure of delinquent filers in response to Item 405 of
         Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
                        amendment to this Form 10-KSB. X
                                                      ---

         Issuer's revenues for its most recent fiscal year: $12,895,456

      As of March 14, 2003, the aggregate value of the 1,151,471 shares of
         Common Stock of the Registrant outstanding on such date, which excludes 176,639 shares held by all directors and executive officers as a group, was approximately $20.2 million.
               This figure is based on the last known trade price
                 of $17.50 per share of the Registrant's Common
                            Stock on March 14, 2003.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 14, 2003: 1,328,110
                                                                     ---------

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES      NO  X
                                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated into Parts II and III.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                      INDEX


PART I

                                                                            PAGE

Item 1.     Description of Business                                           1

Item 2.     Description of Property                                          30

Item 3.     Legal Proceedings                                                31

Item 4.     Submission of Matters to a Vote of Security Holders              31


PART II


Item 5.     Market for Common Equity and Related Stockholder Matters         31

Item 6.     Management's Discussion and Analysis or Plan of Operation        32

Item 7.     Financial Statements                                             32

Item 8.     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                       32


PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16 (a) of the Exchange Act             32

Item 10.    Executive Compensation                                           32

Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                33

Item 12.    Certain Relationships and Related Transactions                   33

Item 13.    Exhibits, List and Reports on Form 8-K                           33

Item 14.    Controls and Procedures                                          35


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

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 and on April 18, 2001 acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 1,520,875 shares of common stock in the initial offering at $10 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2002, the Company had consolidated total assets, liabilities and stockholders' equity of $202.7 million, $175.4 million, and $27.3 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2001 consisted primarily of the investment in the Bank of $22.8 million, investment in former Bank subsidiaries, First Charter Service Corporation at $102,000 and ECS Service Corporation doing business as Edgar County Title at $355,000, interest-bearing demand deposits of $2.3 million, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $1.1 million, and available-for-sale securities of $768,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank, the Bank's subsidiary, and the Company's other nonbank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and its operations office, both in Paris, Illinois, and one branch office in Marshall, Illinois. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. As of December 31, 2002, the Bank had total assets of $201.7 million, total liabilities of $178.9 million, and total equity of $22.8 million.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans are sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2002, the Company's gross loan portfolio totaled $108.1 million. In addition, at December 31, 2002 the Company serviced $80.8 million in loans ($63.7 million of residential loans and $17.1 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2002, the Company's securities portfolio totaled $72.7 million, which are all designated as available for sale. The Company also had $3.5 million invested in interest-bearing demand deposits at December 31, 2002.

The Company's revenues are derived principally from interest on its mortgage, consumer, agriculture and commercial loans, interest on its securities, loan servicing fees, abstract and title fees, service charges on deposits, and other customer fees. The Company's primary sources of funds are deposits, loan repayments, sales of loans in the secondary market and advances (loans) from the Federal Home Loan Bank ("FHLB").

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

Lending Activities

GENERAL. At December 31, 2002, the net loan portfolio before allowance for loan losses, including loans held for sale, of the Company totaled $107.7 million, representing 53.1% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2002, single-family residential loans amounted to $39.6 million or 36.7% of the total loan portfolio. Of this amount, $2.2 million consisted of second mortgage loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                     December 31, 2002        December 31, 2001        December 31, 2000
                                    --------------------     --------------------     --------------------
                                     Amount      Percent      Amount      Percent      Amount      Percent
                                    --------     -------     --------     -------     --------     -------
                                                                (In Thousands)
Real estate loans:
  One-to-four family                $ 39,635      36.68%     $ 41,298      40.15%     $ 46,399      41.06%
  Multi-family                           300       0.28%          260       0.25%          295       0.26%
  Commercial                           9,756       9.03%        7,980       7.76%        8,412       7.44%
  Construction                           724       0.67%          937       0.91%          440       0.39%
  Agricultural loans                  12,570      11.63%       11,288      10.98%       12,092      10.70%
Commercial and industrial              6,045       5.59%        6,291       6.12%        8,038       7.11%
Agricultural production finance       11,570      10.70%        8,304       8.07%        9,564       8.46%
Consumer loans:
  Vehicle                             21,968      20.32%       20,279      19.71%       20,712      18.34%
  Consumer finance                     1,005       0.93%        1,071       1.04%        1,279       1.13%
  Share                                  736       0.68%          780       0.76%          827       0.73%
  Other                                2,875       2.66%        3,302       3.21%        3,931       3.48%
Other loans                              902       0.83%        1,073       1.04%        1,013       0.90%
                                    --------     ------      --------     ------      --------     ------
    Total loans receivable           108,086     100.00%      102,863     100.00%      113,002     100.00%
                                                 ======                   =======                  ======

Less:

Undisbursed portion of loans             328                      185                      194
Unearned discount and fees               614                      365                      954
Allowance for loan losses              1,962                    1,657                    2,222
                                    --------                 --------                 --------

  Loans receivable, net             $105,182                 $100,656                 $109,632
                                    ========                 ========                 ========



Loans held for sale at December 31, 2002 amounted to $597,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

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

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2002, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                             At December 31, 2002
                                   ---------------------------------------------------------------------------
                                                 Commercial  Agricultural
                                                    and       Production                   Other        Total
                                   Real Estate   Industrial     Finance     Consumer       Loans        Loans
                                   -----------   ----------  ------------   --------     --------     --------
                                                               (In Thousands)
Amounts due in:
One year or less                     $  4,162     $  2,245     $  7,401     $  2,801     $    157     $ 16,766
More than one year to five years        5,854        3,603        3,054       22,033          745       35,289
More than five years                   52,969          197        1,115        1,750                    56,031
                                     --------     --------     --------     --------     --------     --------
  Total amount due                   $ 62,985     $  6,045     $ 11,570     $ 26,584     $    902     $108,086
                                     ========     ========     ========     ========     ========     ========


The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2003 which have fixed interest rates or which have floating or adjustable rates.


                                           Fixed-Rates         Floating or Adjustable-Rates            Total
                                           -----------         ----------------------------           -------
                                                                      (In Thousands)
Real estate loans:
  One-to-four family                         $ 4,077                    $34,685 (1)                   $38,762
  Multi-family                                    35                        265                           300
  Commercial                                   1,606                      6,441                         8,047
  Construction                                    60                         38                            98
  Agricultural loans                           3,807                      7,809                        11,616
Commercial and industrial                      2,667                      1,133                         3,800
Agricultural production finance                3,271                        898                         4,169
Consumer loans:
  Vehicle                                     20,452                          0                        20,452
  Consumer finance                             2,502                         13                         2,515
  Share                                           79                          0                            79
  Other                                          731                          6                           737
Other loans                                       48                        697                           745
                                             -------                    -------                       -------
    Total loans receivable                   $39,335                    $51,985                       $91,320
                                             =======                    =======                       =======

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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2002, $39.6 million or 36.7% of the total loan portfolio consisted of single-family residential loans. Of this amount, $2.8 million consisted of second mortgage or home equity loans.

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

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells substantially all fixed-rate loans with terms greater than 12 years in the secondary market. At December 31, 2002, $4.7 million, or 12.0% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $34.9 million or 88.0% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2002, the Company's second mortgage or home equity loans amounted to $2.8 million or 2.6% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after five years.

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

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company's market area. Commercial real estate loans amounted to $9.8 million or 9.0% of the total loan portfolio as of December 31, 2002 with an average loan balance of approximately $81,000.

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

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2002 the Company's agricultural loans amounted to $12.6 million or 11.6% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in Illinois and Indiana contiguous to its market area. The Company's agricultural real estate loans have interest rates which adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 years. A portion of these loans also include a balloon payment after 10 years. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

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

COMMERCIAL AND INDUSTRIAL LOANS. At December 31, 2002, the Company's commercial and industrial loans amounted to $6.0 million or 5.6% of the Company's loan portfolio. The Company's commercial and industrial loans have a term of up to five years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial and industrial loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interest in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2002 the Company's agricultural production finance loans amounted to $11.6 million or 10.7% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana contiguous to its market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years with a fixed rate of interest. The interest rate is increased with respect to the three and five year loans due to the increased risk of these loans. The amount of these loans is based on management's review of the borrower's business plan, prior performance of the land, marketability of crops, and current market prices. The Company requires a minimum debt service ratio of 1.1. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farm land.

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

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2002 $26.6 million or 24.6% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to seven years for new vehicles and up to five years for used vehicles. Vehicle loans amounted to $22.0 million or 20.3% of the total loan portfolio at December 31, 2002. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2002 the Company's consumer finance loans amounted to $1.0 million or 0.9% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $736,000 or 0.7% of the Company's total loan portfolio at December 31, 2002. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans. These loans amounted to $2.9 million or 2.7% of the total loan portfolio at December 31, 2002.

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

REAL ESTATE CONSTRUCTION LOANS. At December 31, 2002, the Company had approximately $724,000 in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2002, the Company had $300,000 in multi-family residential mortgage loans which amounted to 0.3% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $902,000 or 0.8% of the total loan portfolio at December 31, 2002. The majority of these loans represent participation interests in two industrial revenue bonds for a local business and a local hospital.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2002, the Company was servicing $80.8 million of loans for others. Of this amount, $63.8 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $17.1 million.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $185,000 of real estate owned and other assets at December 31, 2002. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                   December 31, 2002
                                       --------------------------------------------------------------------------
                                            30-59 Days                 60-89 Days               90 or More Days
                                             Overdue                    Overdue                     Overdue
                                       --------------------       --------------------       --------------------
                                                    Percent                    Percent                    Percent
                                                   of Total                   of Total                   of Total
                                       Amount        Loans        Amount        Loans        Amount        Loans
                                       ------      --------       ------      --------       ------      --------
                                                                     (In Thousands)
Real estate loans:
  One-to-four family                   $  105        0.10%        $  831        0.78%        $  692        0.64%
  Commercial                              235        0.22%            27        0.02%
  Construction                              1        0.00%                                      114        0.11%
  Agricultural loans                       62        0.06%            99        0.09%
Commercial and industrial                  16        0.01%                                       12        0.01%
Agricultural production finance            53        0.05%                                      577        0.54%
Consumer loans:
  Vehicle                                 290        0.27%            88        0.08%            97        0.09%
  Consumer finance                         17        0.01%             1        0.00%            19        0.02%
  Other                                    29        0.03%             8        0.01%             9        0.01%
                                       ------        ----         ------        ----         ------        ----
  Total loans                             808        0.75%         1,054        0.98%         1,520        1.42%
                                       ======        ====         ======        ====         ======        ====

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.


                                                            At December 31,
                                                     ------------------------------
                                                      2002        2001        2000
                                                     ------      ------      ------
                                                         (Dollars in Thousands)
NON-PERFOMING LOANS:
Real estate loans:
  One-to-four family                                 $  692      $  931      $  885
  Commercial                                                        236         117
  Construction                                          114
  Agricultural loans                                                 71
Commercial and industrial                                12         188          57
Agricultural production finance                         577           7         564
Consumer loans:
  Vehicle                                                97          54          82
  Consumer finance                                       19           3          22
  Other                                                   9          22           6
                                                     ------      ------      ------
  Total non-performing loans                          1,520       1,512       1,733
                                                     ------      ------      ------
Real estate owned (1)                                   185         807         456
                                                     ------      ------      ------
  Total nonperforming assets (2)                      1,705       2,319       2,189
Troubled debt restructurings                            888         723         928
Troubled debt restructurings and total
  nonperforming assets                               $2,593      $3,042      $3,117
                                                     ======      ======      ======
Total nonperforming loans and troubled debt
  restructurings as a percentage of total loans        2.25%       2.17%       2.35%
Total nonperforming assets and troubled debt
  restructurings as a percentage of total assets       1.28%       1.55%       1.82%


(1) Real estate owned includes other repossessed assets and the balances are shown net of related valuation allowances.
(2) Nonperforming assets consist of nonperforming loans, other repossessed assets and real estate owned.


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

The Company's total classified loans, which include impaired loans, at December 31, 2002 amounted to $6.8 million, $3.8 million of which was classified as substandard, $352,000 of which was classified doubtful, and $376,000 of which was classified loss, and $2.3 million which was classified as special mention or potential problem loans. Classified loans at December 31, 2001 were $5.1 million, $2.6 million of which was classified substandard, $768,000 of which was classified doubtful, $106,000 of which was classified loss, and $1.6 million which was classified special mention or potential problem loans. Of the $6.8 million classified assets at December 31, 2002, $1.5 million were nonperforming loans as of December 31, 2002. The remaining $5.3 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

The Company had specific reserves totaling $1.1 million on classified loans as of December 31, 2002. Included in the classified loans of $6.8 million were agricultural production finance loans totaling $2.0 million. Of the $2.0 million, $1.6 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $1.4 million. Also included in classified loans were residential loans of $1.7 million. Commercial and industrial, agricultural real estate, and commercial real estate accounted for $2.5 million. The remaining $500,000 related to consumer loans, primarily vehicle loans.

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

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2002 and 2001, the allowance for loan losses was 1.83% and 1.62%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                      December 31,
                                     ----------------------      ----------------------      ----------------------
                                             2002                         2001                        2000
                                     ----------------------      ----------------------      ----------------------
                                                Percent of                  Percent of                  Percent of
                                                 Loans in                    Loans in                    Loans in
                                                   Each                        Each                        Each
                                                Category to                 Category to                 Category to
                                     Amount     Total Loans      Amount     Total Loans      Amount     Total Loans
                                     ----------------------      ----------------------      ----------------------
Allocated:
Real estate loans:
  One-to-four family                 $  207          36.68%      $  370          39.91%      $  274          41.22%
  Multi-family                            2           0.28%           4           0.25%           1           0.26%
  Commercial                            332           9.03%         259           7.71%         202           7.44%
  Construction                            2           0.67%           7           0.91%           0           0.39%
  Agricultural loans                     89          11.63%         110          11.08%         303          11.02%
Commercial and industrial               230           5.59%         250           6.32%         445           7.15%
Agricultural production finance         496          10.70%         244           8.03%         592           7.91%
Consumer loans:
  Vehicle                               479          20.32%         315          19.78%         233          18.37%
  Consumer finance                       55           0.93%          34           1.04%          20           1.13%
  Share                                               0.68%                       0.75%                       0.73%
  Other                                  70           2.66%          64           3.40%          80           3.48%
Other loans                                           0.83%                       0.82%                       0.90%
Unallocated                                                                                      72
                                     ----------------------      ----------------------      ----------------------
                                     $1,962         100.00%      $1,657         100.00%      $2,222         100.00%
                                     ======================      ======================      ======================



The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                     Year Ended December 31,
                                           -----------------------------------------
                                              2002            2001            2000
                                           ---------       ---------       ---------
Total loans outstanding                    $ 107,144       $ 102,313       $ 111,854
Average loans outstanding, net               105,171         106,708         109,700
Balance at beginning of period                 1,657           2,222           1,584
CHARGE-OFFS:
Real estate loans:
  One-to-four family                              31              90               4
  Multi-family                                                                   186
  Commercial                                       3             147             182
  Construction
  Agricultural loans                               2              84
Commercial and industrial                        140             599
Agricultural production finance                                   36
Consumer loans:
  Vehicle                                        211             190              92
  Consumer finance                                67              47               1
  Share
  Other                                           72             140             160
                                           ---------       ---------       ---------
    Total charge-offs                            526           1,333             625
                                           ---------       ---------       ---------
RECOVERIES:
Real estate loans:
  One-to-four family                               6              15
  Multi-family
  Commercial                                       1              42
  Construction
  Agricultural loans                              28              45
Commercial and industrial                         13              17
Agricultural production finance                                   11              58
Consumer loans:
  Vehicle                                         46              16              21
  Consumer finance                                15               6
  Share
  Other                                            5               9              32
                                           ---------       ---------       ---------
    Total recoveries                             114             161             111
                                           ---------       ---------       ---------
Net charge-offs                                 (412)         (1,172)           (514)
Provision for loan losses                        718             607           1,152
                                           ---------       ---------       ---------
Balance at end of period                   $   1,963       $   1,657       $   2,222
                                           =========       =========       =========
Allowance for loan losses as a
 percent of total loans outstanding             1.83%           1.62%           1.99%
                                           =========       =========       =========

Allowance for loan losses as a
 percent of total non-performing loans        129.83%         109.59%         128.22%
                                           =========       =========       =========
Ratio of net charge-offs to
 average loans outstanding                      0.39%           1.10%           0.47%
                                           =========       =========       =========


Investment Securities

The Company has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposits at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. The Company's investment strategy is established by the Investment Committee which currently consists of directors and officers of the Company. The Investment Committee meets on a quarterly basis and the strategy established by the committee is implemented by the Company's President and Chief Financial Officer. The Company has obtained the services of an independent consultant to provide data regarding the bank's investments as well as potential investments. Any material deviations from the investment strategy require approval by the Investment Committee.

The following table sets forth information relating to the amortized cost and fair value of the Company's securities all of which are classified available for sale.

                                                          December 31,
                              --------------------------------------------------------------------
                                      2002                    2001                    2000
                              --------------------    --------------------    --------------------
                              Amortized     Fair      Amortized     Fair      Amortized     Fair
                                 Cost       Value        Cost       Value        Cost       Value
                                                         (In Thousands)
Federal agencies               $ 9,498     $ 9,648     $12,481     $12,295     $16,997     $16,629
State and municipal              6,873       7,304       6,708       6,784       4,857       4,912
Mortgage-backed securities      53,168      54,201      44,561      45,049      18,718      18,913
Other securities                 1,520       1,595       1,039       1,079         681         688
                               -------------------     -------------------     -------------------
Total                          $71,059     $72,748     $64,789     $65,207     $41,253     $41,142
                               ===================     ===================     ===================


The following table sets forth the amount of the Company's debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2002.


                                                          Contractually Maturing
                        -------------------------------------------------------------------------------------------------
                                   Weighted                Weighted               Weighted              Weighted
                        Under 1     Average                 Average     6-10       Average   Over 10     Average
                         Year        Yield    1-5 Years      Yield      Years       Yield     Years       Yield    Total
                        -------------------------------------------------------------------------------------------------
                               (In Thousands)
Federal agencies        $     0                $ 9,648       4.22%     $     0               $     0              $ 9,648
State and municipal          10      5.60%       1,094       4.44%       3,981      4.23%      2,219      2.68%     7,304
                        -------                -------                 -------               -------              -------
Total                   $    10                $10,742                 $ 3,981               $ 2,219              $16,952
                        =======                =======                 =======               =======              =======



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

Sources of Funds

GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds and other sources and on a longer-term basis for general business purposes. For a discussion of commitments and credit risk, see note 20 to the consolidated financial statements.

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

                                                 December 31, 2002                     December 31, 2001
                                         ---------------------------------    ----------------------------------
                                                      Percent                               Percent
                                                      of Total    Weighted                  of Total    Weighted
                                          Average     Average      Average     Average      Average      Average
                                          Balance     Deposits      Rate       Balance      Deposits      Rate
                                         ---------------------------------    ----------------------------------
                                                                 (dollars in thousands)
Money market deposits                    $  8,820       5.96%       2.31%     $  2,224        1.67%       3.38%
Savings deposits                            8,337       5.63%       2.00%        7,010        5.26%       2.03%
NOW and other demand deposits              47,509      32.08%       2.31%       38,405       28.83%       3.99%
Non-interest bearing deposits              12,277       8.29%       0.00%       13,125        9.85%       0.00%
                                         ---------------------------------    ----------------------------------
     Total                                 76,943      51.96%       1.91%       60,764       45.61%       2.88%

Certificate accounts
  Three months or less                        820       0.55%       2.16%        3,504        2.63%       3.91%
  Over three through six months             2,705       1.83%       2.19%        4,526        3.40%       4.91%
  Over six through twelve months           27,857      18.80%       3.18%       26,345       19.78%       5.14%
  Over one to three years                  22,490      15.19%       4.46%       27,209       20.42%       6.15%
  Over three to five years                 13,800       9.32%       5.32%        8,227        6.18%       6.01%
  Over five years                           3,477       2.35%       5.07%        2,638        1.98%       5.70%
                                         ---------------------------------    ----------------------------------
     Total certificates                    71,149      48.04%       4.04%       72,449       54.39%       5.45%

     Total average deposits              $148,092     100.00%       2.93%     $133,213      100.00%       4.28%
                                         =================================    ==================================

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2002.


                                       Maturity Date
                  -------------------------------------------------------
                  One Year   Over 1-2    Over 2-3     Over 3
Interest Rate     or Less      Years       Years       Years       Total
                  --------   --------    --------     -------     -------

0.00% - 1.99%     $ 5,270     $   131     $           $           $ 5,401
2.00% - 3.99%      30,845      12,231         983         450      44,509
4.00% - 5.99%       6,915         971       1,763       7,131      16,780
6.00% - 7.99%       1,407         607       1,806           6       3,826
                  -------     -------     -------     -------     -------
                  $44,437     $13,940     $ 4,552     $ 7,587     $70,516
                  =======     =======     =======     =======     =======


As of December 31, 2002, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $15.0 million. The following table presents the maturity of these time certificates of deposits at December 31, 2002.


                                           December 31, 2002
                                           -----------------
                                             (In thousands)
3 months or less                               $    1,714
Over 3 months through 6 months                      2,185
Over 6 months through 12 months                     4,069
Over 12 months                                      7,024
                                               ----------
  Total                                        $   14,992
                                               ==========



RETURN ON EQUITY AND ASSETS

                                                           2002         2001
                                                          ------       ------

    Return on assets (net income divided by
      average total assets)                                0.64%        0.99%
    Return on equity (net income divided by
      average equity)                                      4.77%        7.66%
    Dividend payout ratio (dividends per share
      divided by net income per share (1)                 19.61%        4.09%
    Equity to assets ratio (average equity
      divided by average total assets)                    13.52%       12.92%

(1) For 2001, the ratio was calculated by dividing total dividends paid by total net income.
     For 2002, the ratio was calculated by dividing total dividends paid by basic earnings per share.

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

At December 31, 2002, the Company had $25.5 million of long-term FHLB advances and $1.0 million drawn on the open line of credit, secured by first mortgage loans, FHLB stock, and investment securities. The long-term advances are "rate-locked" for a determined time period, between two and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $25.5 million in fixed term advances, $1.5 million has passed the "rate-lock" period, but is still a fixed rate advance, $14.0 million have "rate-lock" periods which will expire in 2003, and $10.0 million are "rate-locked" until 2004.

The following schedule presents FHLB advances at December 31, 2002 by maturity date:


                     Interest    Fixed or     Maturity        "Rate-lock"          Amount
Date of Advance        Rate      Variable       Date              Date         (in thousands)

February, 1998         5.05%      Fixed    February, 2008    February, 2001       $ 1,500
February, 1998         5.32%      Fixed    February, 2008    February, 2003         1,500
January, 2001          4.80%      Fixed    January, 2011     January, 2003          7,500
February, 2001         4.86%      Fixed    February, 2011    February, 2004        10,000
September, 2001        3.12%      Fixed    September, 2011   September, 2003        5,000
                                                                                  -------
                                                                                  $25,500
                                                                                  =======


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

Personnel

As of December 31, 2002 the Company, including the Bank and the Bank's subsidiary, Community Finance Center, Inc. and Company subsidiaries ECS Service Corporation and First Charter Service Corporation, had 77 full-time and 6 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2002 the Company had three subsidiaries, the Bank, ECS Service Corporation and First Charter Service Corporation, and the Bank had one subsidiary, Community Finance Center, Incorporated.

Community Finance Center, Incorporated is an Illinois chartered corporation which provides retail consumer loans to the Company's customers. Community Finance Center generated net income of $6,000 for the year ended December 31, 2002 compared to a net loss of $42,000 for the year ended December 31, 2001.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $89,000 and $91,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

First Charter Service Corporation is an Illinois chartered corporation which provides retail sales of uninsured investment products to the Company's customers. First Charter generated a net loss of $16,000 and $28,000 for the years ended December 31, 2002 and 2001, respectively.


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

FIRST BANCTRUST CORPORATION

GENERAL. The Company is a bank holding company and a financial holding company, and as such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank & Trust (the "Bank") is chartered under Illinois law, the Company will also be subject to regulation by the Commissioner under the Illinois Savings Bank Act.

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

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate Federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

ACQUISITIONS. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting share of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. A bank holding company that becomes a Financial Holding Company, such as the Company, is permitted to engage in activities that are financial in nature or incidental to such financial activities. Effective March 11, 2000, the Gramm-Leach-Bliley Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The Company became a Financial Holding Company under the Bank Holding Company Act effective March 16, 2002, and the Company owns subsidiaries engaged in real estate title and securities activities.

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

The Illinois Office of Banks and Real Estate has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Office of Banks and Real Estate. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Office of Banks and Real Estate. The Illinois Office of Banks and Real Estate also assesses fees for examinations conducted by the Illinois Office of Banks and Real Estate's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2002, First Bank & Trust paid approximately $24,100 in supervisory fees and expenses, and $10,300 in exam expenses.

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

Savings Association Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well-capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .00% for well capitalized healthy institutions, to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for 2002 was zero basis points.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2002, FICO payments for Savings Association Insurance Fund member approximated 1.75 basis points and the premium paid by the bank for this period was $25,500.

The FDIC may terminate the deposit insurance of any insured depositary institution, including First Bank & Trust, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of First Bank & Trust's deposit insurance.

CAPITAL REQUIREMENTS. The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The federal capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the federal regulations, highest-rated banks are those that the federal regulators determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The federal regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset of item.

Refer to Company and Bank capital amounts and ratios in Footnote 11 of the consolidated financial statements for the Bank and Company's capital ratios.

DIVIDENDS. The Company may derive funds for cash distributions to its shareholders from dividends received from its bank subsidiary, First Bank & Trust, s.b. This banking subsidiary is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate U.S. federal or Illinois state regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Restrictions on the payment of dividends by the Bank are more fully described below.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2002, the Bank had $26.5 million of Federal Home Loan Bank advances. See Notes to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2002, the Bank had $3.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The dividend yield on the Bank's stock was 5.25% in 2002 and 6.34% in 2001.

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

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2002, no reserves were required to be maintained on the first $6.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $36.1 million of net transaction accounts, and a reserve of 10% on transaction accounts above this amount. At December 31, 2002 total reserves required to be maintained by the Federal Reserve Board were $2.4 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.


Item 2.   Description of Property.

The following table sets forth information relating to the Bank's offices at December 31, 2002.

                                                                   Net Book Value of
                                                                      Property and
                                                     Lease             Leasehold
                                     Owned or      Expiration       Improvements at          Deposits as of
         Location                     Leased          Date         December 31, 2002        December 31, 2002
-------------------------           ---------      ----------      -----------------        -----------------
101 South Central Avenue            Owned (1)          --                 $402                   $   ---
Paris Illinois  61944
206 South Central Avenue            Owned              --                  852                    98,012
Paris, Illinois  61944
610 North Michigan Avenue           Owned              --                  713                    49,323
Marshall, Illinois  62441

  (1)  This property represents the operations center of the Bank.
  (2)  This property represents the main office of the Bank.

Item 3.   Legal Proceedings.

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business, such as claims to enforce liens and claims involving the making and servicing of real property loans and other issues. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position and results of operations of the Company and Bank.

Item 4.   Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2002, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2002 Annual Report to Stockholders attached hereto as Exhibit 13 ("2002 Annual Report to Stockholders") on pages 52 and 53 and is incorporated herein by reference.

The Company's Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.20 per share. However, the rate of such dividends and the initial or continued payment thereof will depend upon a number of factors, including the amount of net proceeds retained by us in the Conversion, investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends or stock dividends may be paid in addition to, or in lieu of, regular cash dividends.

Dividends from us may eventually depend, in part, upon receipt of dividends from the Bank, because the Company initially has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of common stock retained by us, and interest payments with respect to our loan to our ESOP. See "Item 1. Description of Business. Regulation-First Bank & Trust-Dividends."

Any payment of dividends by the Bank to the Company which would be deemed to be drawn out of the Bank's bad debt reserves would require a payment of taxes at the then-current tax rate by the Bank on the amount of earnings deemed to be removed from the reserves for such distribution. The Bank does not intend to make any distribution to the Company that would create such a Federal tax liability.

Unlike the Bank, the Company is not subject to the above regulatory restrictions on the payment of dividends to our stockholders, although the source of such dividends may eventually depend, in part, upon dividends from the Bank in addition to the net proceeds retained by us and earnings thereon. The Company is, however, subject to the requirements of Delaware law, which generally permits the payment of dividends out of surplus, except when (1) the corporation is insolvent or would thereby be made insolvent, or (2) the declaration or payment thereof would be contrary to any restrictions contained in the certificate of incorporation. If there is no surplus available for dividends, a Delaware corporation may pay dividends out of its net profits for the then current or the preceding fiscal year or both, except that no dividend may be paid if the corporation's assets are exceeded by its liabilities or if its net assets are less than the amount which would be needed, under certain circumstances, to satisfy any preferential rights of stockholders.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2002 Annual Report to Stockholders on pages one to 20 and is incorporated herein by reference.

Item 7.   Financial Statements

The Consolidated Financial Statements of First BancTrust Corporation and subsidiaries as of December 31, 2002 and 2001, together with the report of BKD, LLP appears in the 2002 Annual Report to Stockholders on pages 21 to 51 and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

The information relating to directors and executive officers of the Registrant and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2003 ("Proxy Statement"), filed on March 21, 2003 with the Securities and Exchange Commission, at pages four through nine.

Item 10.  Executive Compensation

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement at pages eight through 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant's Proxy Statement at pages two through four.

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                               Number of securities to be   Weighted-average           Number of securities remaining
                                 issued upon exercise of    exercise price of        available for future issuance under
                                  outstanding options,    outstanding options,      equity compensation plans (excluding
                                   warrants and rights     warrants and rights    securities reflected in the first column)
                                ------------------------- --------------------    -----------------------------------------
Equity compensation plans
approved by security holders                 --               $       --                           178,676 (1)

Equity compensation plans not
approved by security holders                 --                       --                               --
                                     ----------               ----------                      ------------
Total                                        --               $       --                           178,676 (1)
                                     ==========               ==========                      ============


(1) As of December 31, 2002, 34,246 shares of restricted stock had been granted, which are excluded from the total.

Item 12.  Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement at page 13.

Item 13.  Exhibits, List and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report:

          (1)     Financial Statements

                  Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2002 Annual Report to Stockholders.

                  Independent Accountants' Report                             21

                  Consolidated Balance Sheets as of
                  December 31, 2002 and 2001                               22-23

                  Consolidated Statements of Income for the years
                  ended December 31, 2002 and 2001                         24-25

                  Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 2002 and 2001               26-27

                  Consolidated Statements of Cash Flows for the years
                  ended December 31, 2002 and 2001                         28-29

                  Notes to Consolidated Financial Statements               30-51

                  The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

                  (3)(a) Exhibits

                  The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

                    No.           Description
                    ---           -----------

                    3.1 Certificate of Incorporation of First BancTrust Corporation*
                    3.2 Amended and Restated Bylaws of First BancTrust Corporation **
                    4.0  Form of Stock Certificate of First BancTrust
                         Corporation*
                   10.1 Employment Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Terry J. Howard**(1)
                   10.2  2002 Stock Option Plan***(1)
                   10.3 2002 Recognition and Retention Plan and Trust Agreement***(1)
                   10.4 First BancTrust Corporation Deferred Compensation Plan (filed herewith)(1)
                   10.5  Amendment Number One to First BancTrust Corporation
                         Deferred Compensation Plan (filed herewith)(1)
                   13.0  2002 Annual Report to Stockholders (filed herewith)
                   21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
                   23.0  Consent of BKD, LLP (filed herewith)
                   99.1 Certification of Terry J. Howard, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith)
                   99.2 Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith)

----------------------

 * Incorporated herein by reference from the Registration Statement on Form SB-2, as amended, filed on December 15, 2000, Registration No. 333-51934.
** Incorporated herein by reference from the Registrant's Form 10-KSB filed on April 1, 2002.
*** Incorporated herein by reference from the Registrant's definitive proxy statement filed on March 22, 2002.
 (1)  Management contract or compensatory plan or arrangement.


                     (3)(b)  Reports on Form 8-K

On November 19, 2002, the Registrant filed a Current Report on Form 8-K under
Item 5 incorporating a press release dated November 19, 2002 relating to the resignation of a director.

On December 4, 2002, the Registrant filed a Current Report on Form 8-K under
Item 5 incorporating a press release dated December 4, 2002 relating to an additional share repurchase program.

On December 24, 2002, the Registrant filed a Current Report on Form 8-K under
Item 5 incorporating a press release dated December 24, 2002 relating to the appointment of a new director.

Item 14.  Controls and Procedures.

Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First BancTrust Corporation


Date:    March 27, 2003             /s/ Terry J. Howard
      ---------------------             ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 27, 2003             /s/ Terry J. Howard
      ---------------------             ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Date:    March 27, 2003             /s/ Terry T. Hutchison
      ---------------------             ----------------------------------------
                                        Terry T. Hutchison
                                        Chairman of the Board of Directors


Date:    March 27, 2003             /s/ David W. Dick
      ---------------------             ----------------------------------------
                                        David W. Dick, Director


Date:    March 27, 2003             /s/ James D. Motley
      ---------------------             ----------------------------------------
                                        James D. Motley, Director


Date:    March 27, 2003             /s/ Joseph R. Schroeder
      ---------------------             ----------------------------------------
                                        Joseph R. Schroeder, Director


Date:    March 27, 2003             /s/ Mary Ann Tucker
      ---------------------             ----------------------------------------
                                        Mary Ann Tucker, Director


Date:    March 27, 2003             /s/ John W. Welborn
      ---------------------             ----------------------------------------
                                        John W. Welborn, Director

Date:    March 27, 2003             /s/ Ellen M. Litteral
      ---------------------             ----------------------------------------
                                        Ellen M. Litteral, Chief Financial
                                        Officer and Treasurer (Principal
                                        Accounting and Financial Officer

CERTIFICATIONS


                SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I,  Terry J. Howard, certify that:
   ----------------

1. I have reviewed this annual report on Form 10-KSB of FIRST BANCTRUST CORPORATION (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                               /s/ Terry J. Howard
      ------------------------------                   -------------------------
                                                       TERRY J. HOWARD
                                                       Chief Executive Officer
                                                       and President

              SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I,   Ellen M. Litteral, certify that:
    -------------------

1. I have reviewed this annual report on Form 10-KSB of FIRST BANCTRUST CORPORATION (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                               /s/ Ellen M. Litteral
      ------------------------------                   -------------------------
                                                       ELLEN M. LITTERAL
                                                       Chief Financial Officer
                                                       and Treasurer