Form 10QSB
period 2003-03-31
FIRST BANCTRUST CORP
filed 2003-05-14
CIK 1129847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


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

 CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                                              --

   STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE.

  AS OF MAY 12, 2003 THE REGISTRANT HAD OUTSTANDING 1,281,610 SHARES OF COMMON
                                     STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report


                  Index                                                         Page
       PART I - Financial Information

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                          1
                  (As of March 31, 2003 and December 31, 2002)
                  Condensed Consolidated Statements of Income                    2
                  (For the three months ended March 31, 2003 and 2002)
                  Condensed Consolidated Statements of Cash Flows                3
                  (For the three months ended March 31, 2003 and 2002)
         Item 2   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 8
         Item 3   Controls and Procedures                                       16

       PART II - Other Information

         Item 1   Legal Proceedings                                             16
         Item 2   Changes in Securities                                         16
         Item 3   Defaults Upon Senior Securities                               16
         Item 4   Submission of Matters to a Vote of Security
                   Holders                                                      17
         Item 5   Other Information                                             17
         Item 6   Exhibits and Reports on Form 8-K                              17

       SIGNATURES                                                               17

       CERTIFICATIONS                                                           18

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)


                                                                      MARCH 31, DECEMBER 31,
                                                                        2003        2002
                                                                      (unaudited)
--------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                         $     4,573 $     6,996
    Interest-bearing deposits with financial institutions                 5,190       3,457
                                                                      ----------  ----------
           Cash and cash equivalents                                      9,763      10,453
    Available-for-sale securities                                        85,843      72,747
    Loans held for sale                                                   1,256         597
    Loans, net of allowance for loans losses of $1,840 and $1,963       102,977     105,182
    Premises and equipment                                                2,749       2,772
    Foreclosed assets held for sale, net                                    271         185
    Interest receivable                                                   1,793       2,357
    Loan servicing rights, net of valuation allowance of $599 and $683      879         949
    Cash surrender value of life insurance                                3,711       3,667
    Federal Home Loan Bank stock                                          3,814       3,712
    Deferred income taxes                                                    12          --
    Other assets                                                            198         104
                                                                      ----------  ----------

           Total assets                                             $   213,266 $   202,725
                                                                      ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Noninterest bearing deposits                                  $    15,672 $    17,296
      Interest bearing deposits                                         131,844     130,039
                                                                      ----------  ----------
           Total deposits                                               147,516     147,335
    Federal Home Loan Bank advances and other debt                       38,500      26,501
    Pass through payments received on loans sold                            146         261
    Advances from borrowers for taxes and insurance                         266         133
    Deferred income taxes                                                    --         268
    Interest payable                                                        153         106
    Other                                                                   735         815
                                                                      ----------  ----------
           Total liabilities                                            187,316     175,419
                                                                      ----------  ----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
    Common stock, $.01 par value,  5,000,000 shares
      authorized; 1,520,875 shares issued and outstanding                    15          15
    Additional paid-in capital                                           14,464      14,445
    Retained earnings                                                    16,687      16,243
    Accumulated other comprehensive income
      Unrealized appreciation on available-for-sale securities, net of
        income taxes of $421 and $695                                       599         993
                                                                      ----------  ----------
                                                                         31,765      31,696
    Unallocated employee stock ownership plan shares -
      91,262 and 95,063 shares                                           (1,055)     (1,099)
    Unearned incentive plan shares - 54,554 and 56,267 shares              (900)       (928)
    Treasury stock, at cost - 239,265 and 155,165 shares                 (3,860)     (2,363)
                                                                      ----------  ----------
           Total stockholders' equity                                    25,950      27,306
                                                                      ----------  ----------

           Total liabilities and stockholders' equity               $   213,266 $   202,725
                                                                      ==========  ==========


See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)
                                   (unaudited)


THREE MONTHS ENDED MARCH 31                                      2003       2002
------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                $    2,232   $   2,235
      Tax exempt                                                      9          11
    Available-for-sale securities
      Taxable                                                       714         864
      Tax exempt                                                     75          72
    Deposits with financial institutions                             17          35
    Dividends on Federal Home Loan Bank stock and other              56          20
                                                               ---------  ----------
           Total interest and dividend income                     3,103       3,237
                                                               ---------  ----------

INTEREST EXPENSE
    Deposits                                                        847       1,160
    Federal Home Loan Bank advances and other debt                  315         289
                                                               ---------  ----------
           Total interest expense                                 1,162       1,449
                                                               ---------  ----------

NET INTEREST INCOME                                               1,941       1,788
    Provision for loan losses                                       164         199
                                                               ---------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,777       1,589
                                                               ---------  ----------

NONINTEREST INCOME
    Customer service fees                                           165          95
    Other service charges and fees                                  212         191
    Net gains on loan sales                                         166         164
    Net loan servicing fees (cost)                                  (42)       (144)
    Brokerage fees                                                   35           2
    Abstract and title fees                                         105         104
    Other                                                            71          69
                                                               ---------  ----------
           Total noninterest income                                 712         481
                                                               ---------  ----------

NONINTEREST EXPENSE
    Salaries and employee benefits                                1,029         917
    Net occupancy expense                                            54          45
    Equipment expense                                               174         155
    Data processing fees                                            101         113
    Advertising and promotion expense                                50          40
    Professional fees                                                75          92
    Foreclosed assets expense, net                                   25          41
    Other expenses                                                  234         197
                                                               ---------  ----------
           Total noninterest expense                              1,742       1,600
                                                               ---------  ----------

INCOME BEFORE INCOME TAX                                            747         470

    Income tax expense                                              235         192
                                                               ---------  ----------

NET INCOME                                                          512         278
                                                               ---------  ----------

OTHER COMPREHENSIVE LOSS
    Unrealized depreciation on available-for-sale securities       (394)       (371)
                                                               ---------  ----------

COMPREHENSIVE INCOME (LOSS)                                  $      118   $     (93)
                                                               =========  ==========

BASIC EARNINGS PER SHARE                                     $     0.43   $    0.21
                                                               =========  ==========

DILUTED EARNINGS PER SHARE                                   $     0.41   $    0.21
                                                               =========  ==========



See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


THREE MONTHS ENDED MARCH 31                                           2003       2002
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                    $      512   $    278
    Items not requiring (providing) cash
      Depreciation and amortization                                       70         70
      Provision for loan losses                                          164        199
      Investment securities amortization (accretion), net                106          6
      Amortization of loan servicing rights                              262        269
      Recovery of impairment of loan servicing rights                    (84)        --
      Deferred income taxes                                               (6)         5
      Net loss (gain) on sales of foreclosed assets                        7         (4)
      Net gains on loan sales                                           (166)      (164)
      Loans originated for sale                                      (11,852)   (10,169)
      Proceeds from sales of loans originated for resale              11,251      6,936
      Federal Home Loan Bank stock dividends                             (47)       (23)
      Compensation expense related to employee stock ownership plan       65         56
      Compensation expense related to incentive plan                      27         --

      Changes in
        Interest receivable                                              564        253
        Cash surrender value                                             (44)       (42)
        Other assets                                                    (149)         5
        Interest payable                                                  47         35
        Other liabilities                                                (80)       (33)
                                                                    ---------  ---------

          Net cash provided (used) by operating activities               647     (2,323)
                                                                    ---------  ---------

INVESTING ACTIVITIES
    Purchases of available-for-sale securities                       (28,228)    (8,897)
    Proceeds from maturities of available-for-sale securities         14,358      4,534
    Proceeds from sales of available-for-sale securities                  --         85
    Net collections in loans                                           1,869        591
    Proceeds from sales of foreclosed assets                              79        190
    Purchases of premises and equipment                                  (47)        (7)
                                                                    ---------  ---------

          Net cash used by investing activities                      (11,969)    (3,504)
                                                                    ---------  ---------


FINANCING ACTIVITIES
    Net decrease in demand deposits, money market,
      NOW and savings deposits                                          (111)    (1,221)
    Net increase  in certificates of deposit                             292      1,359
    Proceeds from the issuance of Federal Home Loan Bank advances     18,000         --
    Repayment of Federal Home Loan Bank advances and other debt       (6,001)        (4)
    Pass through payments received on loans sold                        (115)      (134)


See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


THREE MONTHS ENDED MARCH 31                                           2003       2002
----------------------------------------------------------------------------------------
    Net increases in advances by borrowers for taxes and insurance  $    133   $    146
    Dividends paid                                                       (68)       (73)
    Purchase of treasury stock                                        (1,498)       (74)
                                                                    ---------  ---------

          Net cash provided (used) by financing activities            10,632         (1)
                                                                    ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (690)    (5,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          10,453     16,746
                                                                    ---------  ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $  9,763   $ 10,918
                                                                    =========  =========


SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate acquired in settlement of loans                     $    172   $    206

    Interest paid                                                   $  1,115   $  1,414

    Income tax paid                                                 $    290   $    193






See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, dated January 17, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The

ESOP expense was $65,000 and $56,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2003 and 2002. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):


                                                           Weighted
                                                           Average  Per Share
                                                   Income   Shares    Amount
                                                   --------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
-------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders          $ 512   1,186,356  $ 0.43

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares              56,269

                                                   --------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $ 512   1,242,625  $ 0.41
                                                   ==========================

FOR THE THREE MONTHS ENDED MARCH 31, 2002:
-------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders          $ 278   1,347,209  $ 0.21
                                                   ==========================



Note 5 - Authorized Share Repurchase Program

On December 4, 2002 the Company announced that the Board of Directors authorized the open-market stock repurchases of up to 6.1%, or 85,477 shares of the Company's outstanding stock over the one-year period ending October 23, 2003. On March 13, 2003 the Board of Directors authorized the additional open-market stock repurchases of up to 3.9%, or 46,500 shares of the Company's outstanding stock over the next one-year period ending March 13, 2004, as in the opinion of management, market conditions warrant. Previously, the Company had completed two repurchase programs for stock repurchases of 143,451 shares representing 10% of the outstanding shares. As of May 12, 2003, the Company had repurchased a cumulative total of 239,265 shares.

Note 6 - Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at March 31, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month period ending March 31, 2003 to the same period in 2002. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation was transferred from the Bank to the Company in 2002. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $10.5 million or 5.2%, to $213.3 million at March 31, 2003 from $202.7 million at December 31, 2002. The increase in assets was primarily due to increases in available-for-sale securities of $13.1 million and loans held for sale of $659,000, offset by decreases in loans, net of allowance for loan losses, of $2.2 million, a decrease in cash and cash equivalents of $690,000 and a decrease in interest receivable of $564,000. The increase in assets was funded by Federal Home Loan Bank borrowings.

The Company's cash and due from banks decreased by $2.4 million or 34.6% to $4.6 million at March 31, 2003 from $7.0 million at December 31, 2002. This decrease was partially offset by an increase in interest-bearing demand deposits of $1.7 million or 50.1% to $5.2 million at March 31, 2003 compared to $3.5 million at December 31, 2002. The net decrease in cash and cash equivalents of $690,000 was primarily used to partially fund investment purchases. Available-for-sale investment securities amounted to $85.8 million at March 31, 2003 compared to $72.7 million at December 31, 2002, a $13.1 million or 18.0% increase. The increase resulted from $28.2 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, offset by calls and maturities of $14.4 million, and a net decrease in market value of $670,000. The increase in available-for-sale investments was primarily funded by Federal Home Loan Bank advances.

Loans held for sale increased by $659,000 from $597,000 at December 31, 2002 to $1.3 million at March 31, 2003. This increase is primarily due to continued refinancing activity at lower fixed interest rates on loans to be sold in the secondary market. Loans held for sale at March 31, 2003 consisted entirely of single-family residential loans.

The Company's net loan portfolio decreased by $2.2 million to $103.0 million at March 31, 2003 from $105.2 million at December 31, 2002. Gross loans decreased by $2.3 million while the allowance for loan losses decreased by $123,000. Loans secured by 1-4 family residences decreased by $1.8 million as borrowers continued to refinance existing loans to fixed-rate loans to take advantage of the lower interest rates. These loans were then sold into the secondary market. During the first quarter of 2003, residential loans originated for resale into the secondary market totaled $11.9 million compared to $10.2 million in the first quarter of 2002. Agricultural production loans decreased by $926,000 and consumer loans decreased $782,000 while loans secured by farmland increased by $934,000 and loans secured by nonfarm nonresidential real estate grew by $642,000.

At March 31, 2003 the allowance for loan losses was $1.8 million or 1.76% of the total loan portfolio compared to $2.0 million, or 1.83% at December 31, 2002. During the first quarter of 2003, the Company charged off $320,000 of loan losses, of which $233,000 pertained to one agricultural credit secured by farm equipment. The chargeoffs of $320,000 were partially offset by $34,000 in recoveries. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.25% or $2.4 million at December 31, 2002 compared to 1.31% or $1.4 million at March 31, 2003. This decrease was primarily a result of reduced delinquencies 90 days and over from $1.5 million at December 31, 2002 compared to $788,000 at March 31, 2003. The Company's troubled debt restructurings of $601,000 at March 31, 2003 consists primarily of restructured commercial and agricultural loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totalling $271,000 at March 31, 2003 increased $86,000, compared to $185,000 at December 31, 2002. As of March 31, 2003 the Company had four real estate properties totaling $193,000 consisting of three single-family dwellings and one commercial building, and other repossessed assets of $78,000. Foreclosed assets are carried at lower of cost or net realizable value.

Loan servicing rights declined by $70,000 from $949,000 at December 31, 2002 to $879,000 at March 31, 2003. Gross loan servicing rights decreased by $154,000 from $1.6 million at December 31, 2002 to $1.5 million at March 31, 2003 due to accelerated amortization of loan servicing rights of $262,000 offset by newly capitalized assets of $107,000. The valuation allowance decreased from $683,000 at December 31, 2002 to $599,000 at March 31, 2003, an $84,000 recovery of a previous impairment as a result of current valuations.

Interest receivable declined by $564,000 or 24.0% from $2.4 million to $1.8 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased due to the receipt of dividends in the form of stock.

The Company's total deposits amounted to $147.5 million at March 31, 2003 compared to $147.3 million at December 31, 2002, an increase of $181,000. The slight increase in total deposits was due to a $1.8 million increase in interest bearing deposits, partially offset by a $1.6 million decrease in non-interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $638,000 in interest-bearing checking accounts, an $885,000 increase in savings accounts, and a $292,000 increase in certificates of deposit, mostly IRA accounts.

Federal Home Loan Bank advances and other debt increased by $12.0 million from $26.5 million at December 31, 2002 to $38.5 million at March 31, 2003, to fund investment purchases. The $12.0 million net increase was primarily a result of two fixed rate Federal Home Loan Bank advances totaling $10.0 million for an average rate of 2.77% for maturities of three and five years. The remaining $2.0 million increase was a result of the Company's use of the open end line of credit, which reprices daily. The total average rate of all advances was 3.85% as of March 31, 2003.

Pass through payments received on loans sold declined by $115,000 from $261,000 at December 31, 2002 to $146,000 at March 31, 2003. Advances by borrowers for taxes and insurance increased by $133,000 from $133,000 at December 31, 2002 to $266,000 at March 31, 2003. Adjustments to deferred income taxes for the tax effect of the decline in market value of investment securities available for sale resulted in a deferred tax asset of $12,000 at March 31, 2003 compared to a liability of $268,000 at December 31, 2002.

Stockholders' equity at March 31, 2003 was $26.0 million compared to $27.3 million at December 31, 2002, a decrease of $1.4 million. Retained earnings increased by the amount of net income or $512,000, partially offset by $68,000 in dividends declared and paid. Accumulated comprehensive income decreased by the decline in the fair value of securities available for sale, net of tax, or $394,000. Treasury stock increased from $2.4 million at December 31, 2002 to $3.9 million at March 31, 2003 due to purchases of 84,100 shares of common stock for $1.5 million.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Net income for the three months ended March 31, 2003 increased by $234,000 or 84.2% from $278,000 for the three months ended March 31, 2002 to $512,000 for the three months ended March 31, 2003. The increase in net income is primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income increased $153,000 or 8.6% from $1.79 million for the three months ended March 31, 2002 to $1.94 million for the three months ended March 31, 2003. The primary reason for the increase in net interest income was a decrease in interest expense of $287,000 partially offset by a decrease of $134,000 in interest and dividend income. The Company's net interest margin was 4.14% and 4.08% during the three months ended March 31, 2003 and 2002, respectively. The net interest margin increased slightly as a result of a decrease in interest rates on interest-bearing liabilities, partially offset by a decrease in interest rates on interest-bearing assets.

Total interest and dividend income decreased by $134,000 or 4.1% from $3.24 million for the three months ended March 31, 2002 to $3.10 million for the three months ended March 31, 2003. The decrease was primarily due to a decrease in interest income from available-for-sale securities, partially offset by increased dividends on Federal Home Loan Bank stock. Interest expense declined by $287,000 or 19.8% from $1.45 million for the three months ended March 31, 2002 to $1.16 million for the three months ended March 31, 2003. This decline was primarily due to a decrease of $313,000 in interest on deposits, partially offset by $26,000 increase in interest on Federal Home Loan Bank advances.

For the three months ended March 31, 2003 and 2002 the provision for losses on loans was $164,000 and $199,000, respectively. The provision for the three months ended March 31, 2003 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2003, its allowance for loan losses was adequate.

Noninterest income increased $231,000 or 48.0% from $481,000 for the three months ended March 31, 2002 to $712,000 for the three months ended March 31, 2003. The increase was primarily a result of decreased net loan servicing cost, increased customer service fees, and increased brokerage fees. Net loan servicing cost declined from $144,000 for the three months ended March 31, 2002 to $42,000 for the three months ended March 31, 2003, a decrease of $102,000. This decrease was primarily a result of the recovery of a previously identified impairment of $84,000. Customer service fees increased $70,000 from $95,000 for the three months ended March 31, 2002 to $165,000 for the three months ended March 31, 2003. The increase of $70,000 was primarily attributable to increased non-sufficient funds and overdraft fees. The increase in non-sufficient funds and overdraft fees is primarily attributable to the "Safety-Net Checking" product which provides a pre-approved amount of overdrafts, most often $500. At March 31, 2003 there were 1,017 "Safety Net Checking" accounts compared to 738 at March 31, 2002. Other service charges and fees increased slightly from $191,000 for the three months ended March 31, 2002 to $212,000 for the three months ended March 31, 2003.

Total noninterest expenses were $1.74 million for the three months ended March 31, 2003 as compared to $1.60 million for the three months ended March 31, 2002. The primary reason for the $142,000 increase was an increase in salaries and employee benefits of $112,000 and an increase in other expenses of $37,000. Salaries and employee benefits increased by $112,000 from $917,000 for the three months ended March 31, 2002 to $1.03 million for the three months ended March 31, 2003. The salary increase was $72,000 which was primarily due to normal pay increases, the addition of three full-time employees, and increased commissions. The increase in employee benefits was due to increased FICA expenses, and employee recognition and retention expense. The Recognition and Retention Plan received shareholder approval in April, 2002, and the expense for the three months ended March 31, 2003 was $27,000. Other expenses increased by $37,000 from $197,000 for the three months ended March 31, 2002 to $234,000 for the three months ended March 31, 2003. The increase in other expense was primarily due to loan related expenses such as filing fees, blanket insurance on vehicle loans and fees associated with secondary market loans, and postage and scholarship foundation expense.

Income tax expense was $235,000 for the three months ended March 31, 2003 as compared to $192,000 for the three months ended March 31, 2002. The effective tax rates were 31.5% and 40.8%, respectively, for the three months ended March 31, 2003 and 2002. The decrease in the effective tax rate from 2002 to 2003 was due to a increase in permanent tax differences in 2003.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses, the valuation of loan servicing rights, and the valuation of foreclosed real estate.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $879,000 and $949,000, respectively.

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


LIQUIDITY

At March 31, 2003, the Company had outstanding commitments to originate $3.7 million in loans. In addition, open-end line of credit loans had $6.3 million available to be drawn upon. As of March 31, 2003, the total amount of certificates scheduled to mature in the following 12 months was $45.9 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2003:



                                               REQUIRED FOR       TO BE WELL
     MARCH 31, 2003             ACTUAL       ADEQUATE CAPITAL     CAPITALIZED
                           --------------    ----------------   --------------
                           Amount     %       Amount     %      Amount      %
                           ------   -----     ------    ---     ------    ----
                                          (Dollars in thousands)
Total capital (to         $23,690   20.74    $9,138     8.0    $11,422    10.0
risk-weighted assets)
Tier 1 capital (to         22,258   19.49     4,569     4.0      6,853     6.0
risk-weighted assets)
Tier 1 capital (to         22,258   11.01     8,085     4.0     10,106     5.0
average assets)


The Company's consolidated capital-to-asset requirements and actual capital as of March 31, 2003 are summarized in the following table:


                                               REQUIRED FOR       TO BE WELL
     MARCH 31, 2003             ACTUAL       ADEQUATE CAPITAL     CAPITALIZED
                           --------------    ----------------   --------------
                           Amount     %       Amount     %      Amount      %
                           ------   -----     ------    ---     ------    ----
                                          (Dollars in thousands)
Total capital (to         $26,568    23.02   $9,231     8.0      ---      N/A
risk-weighted assets)
Tier 1 capital (to         25,121    21.77    4,617     4.0      ---      N/A
risk-weighted assets)
Tier 1 capital (to         25,121    12.35    8,137     4.0      ---      N/A
average assets)


CURRENT ACCOUNTING ISSUES

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used -- by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's shareholders have approved the issuance of stock options; however, none of these have stock options have yet been granted.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The effective date for this proposed statement is not known.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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



                                    FIRST BANCTRUST CORPORATION

Date:  May 12, 2003                 /s/  Terry J. Howard
                                      ---------------------------------------
                                    Terry J. Howard
                                    President and Chief Executive Officer


Date:  May 12, 2003                 /s/  Ellen M. Litteral
                                       ---------------------------------------
                                    Ellen M. Litteral
                                    Treasurer

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

Date: May 12, 2003                          /s/ Terry J. Howard
      ------------------------------           --------------------------------------
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


Date: May 12, 2003                        /s/ Ellen M. Litteral
      ------------------------------          -------------------------------------
                                              ELLEN M. LITTERAL
                                              Chief Financial Officer and Treasurer