Form 10QSB
period 2003-06-30
FIRST BANCTRUST CORP
filed 2003-08-14
CIK 1129847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


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

 AS OF AUGUST 13, 2003 THE REGISTRANT HAD OUTSTANDING 1,277,510 SHARES OF COMMON
                                     STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                    Index                                                        Page
   PART I - Financial Information

       Item 1       Financial Statements
                    Condensed Consolidated Balance Sheets                          1
                    (As of June 30, 2003 and December 31, 2002)
                    Condensed Consolidated Statements of Income                    2
                    (For the six months ended June 30, 2003 and 2002)
                    Condensed Consolidated Statements of Income                    3
                    (For the three months ended June 30, 2003 and 2002)
                    Condensed Consolidated Statements of Cash Flows                4
                    (For the six months ended June 30, 2003 and 2002)
       Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                9
       Item 3       Controls and Procedures                                       18

   PART II - Other Information

       Item 1       Legal Proceedings                                             19
       Item 2       Changes in Securities                                         19
       Item 3       Defaults Upon Senior Securities                               19
       Item 4       Submission of Matters to a Vote of Security
                      Holders                                                     19
       Item 5       Other Information                                             20
       Item 6       Exhibits and Reports on Form 8-K                              20

   SIGNATURES                                                                     20

                          FIRST BANCTRUST CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                  (in thousands of dollars except share data)

                                                                             JUNE 30,     DECEMBER 31,
                                                                              2003            2002
                                                                           (unaudited)
------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                              $      4,829    $      6,996
     Interest-bearing deposits with financial institutions                       7,611           3,457
                                                                          ------------    ------------
            Cash and cash equivalents                                           12,440          10,453
     Available-for-sale securities                                              85,453          72,747
     Loans held for sale                                                         1,259             597
     Loans, net of allowance for loans losses of $1,883 and $1,963             104,436         105,182
     Premises and equipment                                                      2,792           2,772
     Foreclosed assets held for sale, net                                          133             185
     Interest receivable                                                         1,701           2,357
     Loan servicing rights, net of valuation allowance of $546 and $683            875             949
     Cash surrender value of life insurance                                      3,754           3,667
     Federal Home Loan Bank stock                                                3,875           3,712
     Other assets                                                                  227             104
                                                                          ------------    ------------

            Total assets                                                  $    216,945    $    202,725
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Noninterest bearing deposits                                       $     15,069    $     17,296
       Interest bearing deposits                                               138,017         130,039
                                                                          ------------    ------------
            Total deposits                                                     153,086         147,335
     Federal Home Loan Bank advances and other debt                             35,500          26,501
     Pass through payments received on loans sold                                  388             261
     Advances from borrowers for taxes and insurance                               394             133
     Deferred income taxes                                                         249             268
     Interest payable                                                              149             106
     Other                                                                         493             815
                                                                          ------------    ------------
            Total liabilities                                                  190,259         175,419
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
     Common stock, $.01 par value, 5,000,000 shares
       authorized; 1,520,875 shares issued and outstanding                          15              15
     Additional paid-in capital                                                 14,495          14,445
     Retained earnings                                                          17,019          16,243
     Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities, net of
         income taxes of $683 and $695                                             983             993
                                                                          ------------    ------------
                                                                                32,512          31,696
     Unallocated employee stock ownership plan shares -
       87,461 and 95,063 shares                                                 (1,011)         (1,099)
     Unearned incentive plan shares - 52,841 and 56,267 shares                    (872)           (928)
     Treasury stock, at cost - 243,365 and 155,165 shares                       (3,943)         (2,363)
                                                                          ------------    ------------
            Total stockholders' equity                                          26,686          27,306
                                                                          ------------    ------------

            Total liabilities and stockholders' equity                    $    216,945    $    202,725
                                                                          ============    ============


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                          2003          2002
-------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                                 $    4,340    $    4,485
       Tax exempt                                                                      18            22
     Available-for-sale securities
       Taxable                                                                      1,364         1,755
       Tax exempt                                                                     155           145
     Deposits with financial institutions                                              35            69
     Dividends on Federal Home Loan Bank stock and other                              107            61
                                                                               ----------    ----------
            Total interest and dividend income                                      6,019         6,537
                                                                               ----------    ----------

INTEREST EXPENSE
     Deposits                                                                       1,654         2,279
     Federal Home Loan Bank advances and other debt                                   680           582
                                                                               ----------    ----------
            Total interest expense                                                  2,334         2,861
                                                                               ----------    ----------

NET INTEREST INCOME                                                                 3,685         3,676
     Provision for loan losses                                                        333           496
                                                                               ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 3,352         3,180
                                                                               ----------    ----------

NONINTEREST INCOME
     Customer service fees                                                            366           222
     Other service charges and fees                                                   446           371
     Net gains on loan sales                                                          421           596
     Net loan servicing cost                                                          (67)         (364)
     Brokerage fees                                                                    57            90
     Abstract and title fees                                                          227           184
     Other                                                                            139           145
                                                                               ----------    ----------
            Total noninterest income                                                1,589         1,244
                                                                               ----------    ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                                                 2,051         1,961
     Net occupancy expense                                                            102            91
     Equipment expense                                                                337           292
     Data processing fees                                                             206           228
     Advertising and promotion expense                                                112            83
     Professional fees                                                                148           180
     Foreclosed assets expense, net                                                    61            83
     Other expenses                                                                   451           381
                                                                               ----------    ----------
            Total noninterest expense                                               3,468         3,299
                                                                               ----------    ----------

INCOME BEFORE INCOME TAX                                                            1,473         1,125

     Income tax expense                                                               502           407
                                                                               ----------    ----------

NET INCOME                                                                            971           718
                                                                               ----------    ----------

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized appreciation (depreciation) on available-for-sale securities          (10)          517
                                                                               ----------    ----------

COMPREHENSIVE INCOME                                                           $      961    $    1,235
                                                                               ==========    ==========

BASIC EARNINGS PER SHARE                                                       $     0.83    $     0.54
                                                                               ==========    ==========

DILUTED EARNINGS PER SHARE                                                     $     0.79    $     0.54
                                                                               ==========    ==========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

THREE MONTHS ENDED JUNE 30                                         2003          2002
----------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                  $    2,108    $    2,250
       Tax exempt                                                        9            11
     Available-for-sale securities
       Taxable                                                         650           891
       Tax exempt                                                       80            73
     Deposits with financial institutions                               18            34
     Dividends on Federal Home Loan Bank stock and other                51            41
                                                                ----------    ----------
            Total interest and dividend income                       2,916         3,300
                                                                ----------    ----------

INTEREST EXPENSE
     Deposits                                                          807         1,119
     Federal Home Loan Bank advances and other debt                    365           293
                                                                ----------    ----------
            Total interest expense                                   1,172         1,412
                                                                ----------    ----------

NET INTEREST INCOME                                                  1,744         1,888
     Provision for loan losses                                         169           297
                                                                ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  1,575         1,591
                                                                ----------    ----------

NONINTEREST INCOME
     Customer service fees                                             201           127
     Other service charges and fees                                    234           180
     Net gains on loan sales                                           255           432
     Net loan servicing cost                                           (25)         (220)
     Brokerage fees                                                     22            88
     Abstract and title fees                                           122            80
     Other                                                              68            76
                                                                ----------    ----------
            Total noninterest income                                   877           763
                                                                ----------    ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                                  1,022         1,044
     Net occupancy expense                                              48            46
     Equipment expense                                                 163           137
     Data processing fees                                              105           115
     Advertising and promotion expense                                  62            43
     Professional fees                                                  73            88
     Foreclosed assets expense, net                                     36            42
     Other expenses                                                    217           184
                                                                ----------    ----------
            Total noninterest expense                                1,726         1,699
                                                                ----------    ----------

INCOME BEFORE INCOME TAX                                               726           655

     Income tax expense                                                267           215
                                                                ----------    ----------

NET INCOME                                                             459           440
                                                                ----------    ----------

OTHER COMPREHENSIVE INCOME
     Unrealized appreciation on available-for-sale securities          384           888
                                                                ----------    ----------

COMPREHENSIVE INCOME                                            $      843    $    1,328
                                                                ==========    ==========

BASIC EARNINGS PER SHARE                                        $     0.40    $     0.34
                                                                ==========    ==========

DILUTED EARNINGS PER SHARE                                      $     0.38    $     0.34
                                                                ==========    ==========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                   2003          2002
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                         $      971    $      718
     Items not requiring (providing) cash
       Depreciation and amortization                                           137           129
       Provision for loan losses                                               333           496
       Investment securities amortization, net                                 272            --
       Amortization of loan servicing rights                                   467           615
       Recovery of impairment of loan servicing rights                        (137)           --
       Deferred income taxes                                                   (12)            4
       Net loss on sales of foreclosed assets                                   22             4
       Net gains on loan sales                                                (421)         (596)
       Loans originated for sale                                           (27,825)      (15,223)
       Proceeds from sales of loans originated for resale                   27,328        15,241
       Federal Home Loan Bank stock dividends                                 (107)          (43)
       Compensation expense related to employee stock ownership plan           141           118
       Compensation expense related to incentive plan                           55            18

       Changes in
         Interest receivable                                                   656           106
         Cash surrender value                                                  (87)          (85)
         Other assets                                                         (179)            4
         Interest payable                                                       43            36
         Other liabilities                                                    (322)         (227)
                                                                        ----------    ----------

           Net cash provided  by operating activities                        1,335         1,315
                                                                        ----------    ----------

INVESTING ACTIVITIES
     Purchases of available-for-sale securities                            (57,010)      (29,574)
     Proceeds from maturities of available-for-sale securities              44,015        10,187
     Proceeds from sales of available-for-sale securities                       --           179
     Purchase of Federal Home Loan Bank stock                                   --        (2,000)
     Net collections (originations) in loans                                   151        (4,753)
     Proceeds from sales of foreclosed assets                                  292           559
     Purchases of premises and equipment                                      (157)          (84)
                                                                        ----------    ----------

           Net cash used by investing activities                           (12,709)      (25,486)
                                                                        ----------    ----------


FINANCING ACTIVITIES
     Net increase in demand deposits, money market,
       NOW and savings deposits                                              5,992           124
     Net increase (decrease) in certificates of deposit                       (241)       18,862
     Proceeds from the issuance of Federal Home Loan Bank advances          18,000            --
     Repayment of Federal Home Loan Bank advances and other debt            (9,001)           (8)
     Pass through payments received on loans sold                              127          (245)
     Net increases (decreases) in advances by borrowers for taxes and
       insurance                                                               261           (65)
     Dividends paid                                                           (196)         (143)
     Purchase of treasury stock                                             (1,581)         (774)
     Purchase of stock for recognition and retention plan                       --          (297)
                                                                        ----------    ----------

           Net cash provided  by financing activities                       13,361        17,454
                                                                        ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,987        (6,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                10,453        16,746
                                                                        ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   12,440    $   10,029
                                                                        ==========    ==========


SUPPLEMENTAL CASH FLOWS INFORMATION

     Real estate acquired in settlement of loans                        $      262    $      372

     Interest paid                                                      $    2,291    $    2,825

     Income tax paid                                                    $      875    $      557


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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The

ESOP expense was $75,000 and $62,000 for the three-month periods ended June 30, 2003 and 2002, and $141,000 and $118,000 for the six-month periods ended June 30, 2003 and 2002.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three-month and six-month periods ended June 30, 2003 and 2002. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                    Weighted
                                                                    Average       Per Share
                                                      Income         Shares         Amount
                                                   ------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2003:
---------------------------------------------------
Basic Earnings Per Share:
  Income available to common stockholders          $        971      1,162,230   $       0.83

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                        56,447
  Stock options                                                          3,033

                                                   ------------   ------------   ------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $        971      1,221,710   $       0.79
                                                   ============   ============   ============

FOR THE SIX MONTHS ENDED JUNE 30, 2002:
---------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders          $        718      1,325,528   $       0.54

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                         2,726

                                                   ------------   ------------   ------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $        718      1,328,254   $       0.54
                                                   ============   ============   ============

FOR THE THREE MONTHS ENDED JUNE 30, 2003:
---------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders          $        459      1,138,103   $       0.40

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                        56,626
  Stock options                                                          6,066

                                                   ------------   ------------   ------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $        459      1,200,795   $       0.38
                                                   ============   ============   ============

FOR THE THREE MONTHS ENDED JUNE 30, 2002:
---------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders          $        440      1,303,847   $       0.34

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                         5,451

                                                   ------------   ------------   ------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $        440      1,309,298   $       0.34
                                                   ============   ============   ============

Note 5 -- Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        Three Months     Three Months      Six Months      Six Months
                                            Ended            Ended           Ended           Ended
                                        June 30, 2003    June 30, 2002    June 30, 2003   June 30, 2002
                                        -------------    -------------    -------------   -------------
Net income, as reported                  $      459        $      440       $      971      $      718

Less: Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                  (16)              ---              (16)            ---
                                         ----------        ----------       ----------      ----------

Pro forma net income                     $      443        $      440       $      955      $      718
                                         ==========        ==========       ==========      ==========

EARNINGS PER SHARE:

    Basic - as reported                  $     0.40        $     0.34       $     0.83      $     0.54
    Basic - pro forma                    $     0.39        $     0.34       $     0.82      $     0.54
    Diluted - as reported                $     0.38        $     0.34       $     0.79      $     0.54
    Diluted - pro forma                  $     0.37        $     0.34       $     0.78      $     0.54

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at June 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and six-month periods ending June 30, 2003 to the same periods in 2002. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation was transferred from the Bank to the Company in 2002. Application has been made and approved by regulators to establish a new banking facility in Savoy, Illinois in Champaign County. It is anticipated that operations will begin in October, 2003. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $14.2 million or 7.0%, to $216.9 million at June 30, 2003 from $202.7 million at December 31, 2002. The increase in assets was primarily due to an increase in cash and cash equivalents of $2.0 million, and increases in available-for-sale securities of $12.7 million, loans held for sale of $662,000, Federal Home Loan Bank stock of $163,000 and other assets of $123,000 offset by decreases in loans, net of allowance for loan losses, of $746,000, and interest receivable of $656,000. The increase in assets was funded by increases in deposits and Federal Home Loan Bank borrowings.

The Company's cash and due from banks decreased by $2.2 million or 31.0% to $4.8 million at June 30, 2003 from $7.0 million at December 31, 2002. This decrease was more than offset by an increase in interest-bearing demand deposits of $4.2 million or 120.2% to $7.6 million at June 30, 2003 compared to $3.5 million at December 31, 2002. Available-for-sale investment securities amounted to $85.5 million at June 30, 2003 compared to $72.7 million at December 31, 2002, a $12.7 million or 17.5% increase. The increase resulted from $57.0 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, offset by calls, maturities, and pre-payments of $44.0 million, and amortization of premiums of $272,000. The increase in available-for-sale investments was primarily funded by Federal Home Loan Bank advances and deposits.

Loans held for sale increased by $662,000 from $597,000 at December 31, 2002 to $1.3 million at June 30, 2003. This increase is primarily due to continued refinancing activity at lower fixed interest rates on loans to be sold in the secondary market. Loans held for sale at June 30, 2003 consisted entirely of single-family residential loans.

The Company's net loan portfolio decreased by $746,000 to $104.4 million at June 30, 2003 from $105.2 million at December 31, 2002. Gross loans decreased by $826,000 while the allowance for loan losses decreased by $80,000. Loans secured by 1-4 family residences decreased by $2.6 million as borrowers continued to refinance existing loans to fixed-rate loans to take advantage of the lower interest rates. These loans were then sold into the secondary market. During the first six months of 2003, residential loans originated for resale into the secondary market totaled $23.9 million compared to $8.9 million in the first six months of 2002. Agricultural production loans increased by $1.7 million and farmland loans increased by $1.0 while commercial loans increased by $440,000 and consumer loans decreased $1.2 million.

At June 30, 2003, the allowance for loan losses was $1.9 million or 1.77% of the total loan portfolio compared to $2.0 million, or 1.83% at December 31, 2002. During 2003, the Company charged off $468,000 of loan losses, of which $233,000 pertained to one agricultural credit secured by farm equipment. The chargeoffs of $468,000 were partially offset by $56,000 in recoveries. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.25% or $2.4 million at December 31, 2002 compared to 1.83% or $1.9 million at June 30, 2003. This decrease was primarily a result of reduced delinquencies 90 days and over that declined from $1.5 million at December 31, 2002 to $1.3 million at June 30, 2003, and troubled debt restructurings totaled $888,000 at December 31, 2002 compared to $615,000 at June 30, 2003. The Company's troubled debt restructurings of $615,000 at June 30, 2003 consists primarily of restructured commercial and agricultural loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totaling $133,000 at June 30, 2003, decreased $52,000, compared to $185,000 at December 31, 2002. As of June 30, 2003 the Company had three real estate properties totaling $95,000 which consisted of single-family dwellings, and other repossessed assets of $38,000.

Interest receivable declined by $656,000 or 28.0% from $2.4 million to $1.7 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased due to the receipt of dividends in the form of stock.

Loan servicing rights declined by $74,000 from $949,000 at December 31, 2002 to $875,000 at June 30, 2003. Gross loan servicing rights decreased by $212,000 from $1.6 million at December 31, 2002 to $1.4 million at June 30, 2003 due to amortization of loan servicing rights of $467,000 offset by newly capitalized assets of $255,000. The valuation allowance decreased from $683,000 at December 31, 2002 to $546,000 at June 30, 2003, a $137,000 recovery of a previous impairment as a result of current valuations.

The Company's total deposits amounted to $153.1 million at June 30, 2003 compared to $147.3 million at December 31, 2002, an increase of $5.8 million. The increase in total deposits was due to an $8.0 million increase in interest bearing deposits, partially offset by a $2.2 million decrease in non-interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $7.1 million in interest-bearing checking accounts, a $1.1 million increase in savings accounts, partially offset by a $241,000 decrease in certificates of deposit. The increase in interest-bearing checking accounts is primarily due to a single short-term interest-bearing checking account opened with public funds generated from a bond issue.

Federal Home Loan Bank advances and other debt increased by $9.0 million from $26.5 million at December 31, 2002 to $35.5 million at June 30, 2003, primarily to fund investment purchases. The $9.0 million net increase was primarily a result of proceeds from the issuance of two fixed rate Federal Home Loan Bank advances totaling $10.0 million with an average rate of 2.77%, offset by the repayment of the open end line of credit of $1.0 million. The total average rate of all outstanding advances was 4.04% as of June 30, 2003.

Pass through payments received on loans sold increased by $127,000 from $261,000 at December 31, 2002 to $388,000 at June 30, 2003. Advances by borrowers for taxes and insurance increased by $261,000 from $133,000 at December 31, 2002 to $394,000 at June 30, 2003. Other liabilities decreased by $322,000 from $815,000 at December 31, 2002 to $493,000 at June 30, 2003, primarily due to payment of accrued income taxes.

Stockholders' equity at June 30, 2003 was $26.7 million compared to $27.3 million at December 31, 2002, a decrease of $620,000. Retained earnings increased by the amount of net income or $971,000, partially offset by $196,000 in dividends declared and paid. Treasury stock increased from $2.4 million at December 31, 2002 to $3.9 million at June 30, 2003 due to purchases of 88,200 shares of common stock for $1.6 million. On December 4, 2002 the Company announced that the Board of Directors authorized the open-market stock repurchases of up to 6.1%, or 85,477 shares of the Company's outstanding stock over the one-year period ending October 23, 2003. On March 13, 2003 the Board of Directors authorized the additional open-market stock repurchases of up to 3.9%, or 46,500 shares of the Company's outstanding stock over the next one-year period ending March 13, 2004, as in the opinion of management, market conditions warrant. Previously, the Company had completed two repurchase programs for stock repurchases of 143,451 shares representing 10% of the outstanding shares. As of August 13, 2003, the Company had repurchased a cumulative total of 243,365 shares.


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Net income for the six months ended June 30, 2003 increased by $253,000 or 35.2% from $718,000 for the six months ended June 30, 2002 to $971,000 for the six months ended June 30, 2003. The increase in net income is primarily due to an increase in noninterest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense.

Net interest income increased $9,000 from $3.68 million for the six months ended June 30, 2002 to $3.69 million for the six months ended June 30, 2003. The primary reason for the increase in net interest income was a decrease in interest expense of $527,000 offset by a decrease of $518,000 in interest and dividend income. The Company's net interest margin was 3.82% and 4.00% during the six months ended June 30, 2003 and 2002, respectively. The net interest margin decreased slightly as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $518,000 or 7.9% from $6.54 million for the six months ended June 30, 2002 to $6.02 million for the six months ended June 30, 2003. The decrease was primarily due to decreases in interest income from loans and available-for-sale securities, partially offset by increased dividends on Federal Home Loan Bank stock. Interest expense declined by $527,000 or 18.4% from $2.86 million for the six months ended June 30, 2002 to $2.33 million for the six months ended June 30, 2003. This decline was primarily due to a decrease of $625,000 in interest on deposits, partially offset by a $98,000 increase in interest on Federal Home Loan Bank advances.

For the six months ended June 30, 2003 and 2002 the provision for losses on loans was $333,000 and $496,000, respectively. The provision for the six months ended June 30, 2003 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2003, its allowance for loan losses was adequate.

Noninterest income increased $345,000 or 27.7% from $1.24 million for the six months ended June 30, 2002 to $1.59 million for the six months ended June 30, 2003. The increase was primarily a result of decreased net loan servicing cost, increased customer service fees and other service charges and fees, partially offset by decreased gains on loan sales. Net loan servicing cost declined from $364,000 for the six months ended June 30, 2002 to $67,000 for the six months ended June 30, 2003, a decrease of $297,000. This decrease was primarily a result of decreased amortization for the six months ended June 30, 2003 of $148,000 due to the identification of an impaired servicing asset in June 2002 and the recovery of a previously identified impairment of $137,000 in 2003. Customer service fees increased $144,000 from $222,000 for the six months ended June 30, 2002 to $366,000 for the six months ended June 30, 2003. The increase of $144,000 was primarily attributable to increased non-sufficient funds and overdraft fees. The increase in non-sufficient funds and overdraft fees is primarily attributable to the "Safety-Net Checking" product which provides a pre-approved amount of overdrafts, most often $500. At June 30, 2003 there were 1,077 "Safety Net Checking" accounts compared to 835 at June 30, 2002. Other service charges and fees increased from $371,000 for the six months ended June 30, 2002 to $446,000 for the six months ended June 30, 2003 primarily due to fees associated with residential mortgage loans sold into the secondary market and fees earned from the use of debit cards.

Net gains on loan sales decreased by $175,000 from $596,000 for the six months ended June 30, 2002 compared to $421,000 for the six months ended June 30, 2003 due to reduced capitalized servicing assets recognized. When a loan is sold into the secondary market and the servicing rights to that loan are retained, an asset is created representing the future payment stream of the servicing which is recognized as income from the loan sale. The estimated useful life used to determine the value of the asset is estimated based on the current independent valuation of the servicing portfolio. Although loan sales into the secondary market for the six months ended June 30, 2003 were $27.3 million compared to $15.2 million for the six months ended June 30, 2002, the gain recognized from the creation of the servicing assets was $255,000 for the six months ended June 30, 2003 compared to $578,000 for the six months ended June 30, 2002. Of the $27.3 million in loans sold for the six months ended June 30, 2003, $3.2 million were agricultural loans, compared to $6.7 million in agricultural loans sold for the six months ended June 30, 2002. The gain recognized from the capitalization of the servicing related to the agricultural loans was $94,000 for the six months ended June 30, 2003 compared to $444,000 for the six months ended June 30, 2002.

Total noninterest expenses were $3.5 million for the six months ended June 30, 2003 as compared to $3.3 million for the six months ended June 30, 2002. The primary reason for the $169,000 increase was an increase in salaries and employee benefits of $90,000 and an increase in other expenses of $70,000. Salaries and employee benefits increased by $90,000 from $1.96 million for the six months ended June 30, 2002 to $2.05 million for the six months ended June 30, 2003. The $90,000 increase in salaries and employee benefits was primarily due to normal pay increases, and increases in FICA expenses, Employee Stock Ownership Plan ("ESOP") expense, health insurance and employee recognition and retention expense. Salaries expense increased by $38,000 due to normal pay increases and the addition of one full-time employee. ESOP expense increased by $22,000 due to a higher average share price. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the ESOP expense increases accordingly. The Recognition and Retention Plan received shareholder approval in April, 2002, and the expense for the six months ended June 30, 2003 was $55,000 compared to $18,000 for the six months ended June 30, 2002, an increase of $38,000. Other expenses increased by $70,000 from $381,000 for the six months ended June 30, 2002 to $451,000 for the six months ended June 30, 2003. The increase in other expense was primarily due to loan related expenses such as filing fees, blanket insurance on vehicle loans and fees associated with secondary market loans, and postage and scholarship foundation expense.

Income tax expense was $502,000 for the six months ended June 30, 2003 as compared to $407,000 for the six months ended June 30, 2002. The effective tax rates were 34.1% and 36.2%, respectively, for the six months ended June 30, 2003 and 2002.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Net income for the three months ended June 30, 2003 increased by $19,000 or 4.3% from $440,000 for the three months ended June 30, 2002 to $459,000 for the three months ended June 30, 2003. The slight increase in net income is primarily due to an increase in noninterest income and a decrease in provision for loan losses, partially offset by a decrease in net interest income, and an increase in noninterest expense.

Net interest income decreased $144,000 or 7.6% from $1.89 million for the three months ended June 30, 2002 to $1.74 million for the three months ended June 30, 2003. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $384,000 partially offset by a decrease of $240,000 in interest expense. The Company's net interest margin was 3.74% and 4.11% during the three months ended June 30, 2003 and 2002, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $384,000 or 11.6% from $3.30 million for the three months ended June 30, 2002 to $2.92 million for the three months ended June 30, 2003. The decrease was primarily due to decreases in interest income from loans and interest income from available-for-sale securities. Interest expense declined by $240,000 or 17.0% from $1.41 million for the three months ended June 30, 2002 to $1.17 million for the three months ended June 30, 2003. This decline was primarily due to a decrease of $312,000 in interest on deposits, partially offset by a $72,000 increase in interest on Federal Home Loan Bank advances.

For the three months ended June 30, 2003 and 2002 the provision for losses on loans was $169,000 and $297,000, respectively. The provision for the three months ended June 30, 2003 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2003, its allowance for loan losses was adequate.

Noninterest income increased $114,000 or 14.9% from $763,000 for the three months ended June 30, 2002 to $877,000 for the three months ended June 30, 2003. The increase was primarily a result of decreased net loan servicing cost, and increased customer service fees, other service charges and fees, and abstract and title fees, partially offset by decreased gains on loan sales and decreased brokerage fees. Net loan servicing cost declined from $220,000 for the three months ended June 30, 2002 to $25,000 for the three months ended June 30, 2003, a decrease of $195,000. This decrease was primarily a result of the recovery of a previously identified impairment of $53,000, and a reduction of amortization of loan servicing rights of $141,000 from $346,000 for the three months ended June 30, 2002 to $205,000 for the three months ended June 30, 2003. An additional $105,000 was amortized in June, 2002 due the identification of an impaired servicing asset. Customer service fees increased $74,000 from $127,000 for the three months ended June 30, 2002 to $201,000 for the three months ended June 30, 2003. The increase of $74,000 was primarily attributable to increased non-sufficient funds and overdraft fees. The increase in non-sufficient funds and overdraft fees is primarily attributable to the "Safety-Net Checking" product which provides a pre-approved amount of overdrafts, most often $500. Other service charges and fees increased from $180,000 for the three months ended June 30, 2002 to $234,000 for the three months ended June 30, 2003, and abstract and title fees increased by $42,000 from $80,000 for the three months ended June 30, 2002 to $122,000 for the six months ended June 30, 2003.

Net gains on loan sales declined by $177,000 from $432,000 for the three months ended June 30, 2002 to $255,000 for the three months ended June 30, 2003 due to reduced capitalized assets recognized. Loan sales for the three months ended June 30, 2003 were $16.1 million compared to $8.3 million for the three months ended June 30, 2002. Sales of one-to-four family loans for the three months ended June 30, 2003 increased by $14.3 million while sales of agricultural loans for the same period decreased by $2.8 million. The gains recognized from capitalized servicing for agricultural loans are typically higher than gains recognized from capitalized servicing for one-to-four family mortgage loans. Brokerage fees declined by $66,000 from $88,000 for the three months ended June 30, 2002 to $22,000 for the three months ended June 30, 2003 due to the resignation of the investment representative.

Total noninterest expenses were $1.73 million for the three months ended June 30, 2003 as compared to $1.70 million for the three months ended June 30, 2002. The primary reason for the $27,000 increase was an increase in other expenses of $33,000. Salaries and employee benefits decreased by $22,000 from $1.05 million for the three months ended June 30, 2002 to $1.02 million for the three months ended June 30, 2003, which was offset by a $26,000 increase in equipment expense from $137,000 for the three months ended June 30, 2002 to $163,000 for the three months ended June 30, 2003. Other expenses increased by $33,000 from $184,000 for the three months ended June 30, 2002 to $217,000 for the three months ended June 30, 2003. The increase in other expenses was primarily due to loan related expenses such as filing fees, blanket insurance on vehicle loans and fees associated with secondary market loans, and postage and scholarship foundation expense.

Income tax expense was $267,000 for the three months ended June 30, 2003 as compared to $215,000 for the three months ended June 30, 2002. The effective tax rates were 36.8% and 32.8%, respectively, for the three months ended June 30, 2003 and 2002.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $875,000 and $949,000, respectively.

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


LIQUIDITY

At June 30, 2003, the Company had outstanding commitments to originate $5.4 million in loans. In addition, open-end line of credit loans had $4.8 million available to be drawn upon. As of June 30, 2003, the total amount of certificates scheduled to mature in the following 12 months was $46.6 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.


CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2003:


                                                                                REQUIRED FOR               TO BE WELL
            JUNE 30, 2003                             ACTUAL                  ADEQUATE CAPITAL             CAPITALIZED
                                              ---------------------       ------------------------    ----------------------
                                               Amount          %            Amount            %         Amount          %
                                              ---------     -------       ----------       -------    ---------      -------
                                                                           (Dollars in thousands)
Total capital (to risk-weighted assets)       $  24,348      20.35         $  9,572          8.0      $  11,965        10.0
Tier 1 capital (to risk-weighted assets)         22,848      19.10            4,786          4.0          7,179         6.0
Tier 1 capital (to average assets)               22,848      11.14            8,203          4.0         10,254         5.0

The Company's consolidated capital-to-asset requirements and actual capital as of June 30, 2003 are summarized in the following table:

                                                                                REQUIRED FOR               TO BE WELL
            JUNE 30, 2003                             ACTUAL                  ADEQUATE CAPITAL             CAPITALIZED
                                              ---------------------       ------------------------    ----------------------
                                               Amount          %            Amount            %         Amount          %
                                              ---------     -------       ----------       -------    ---------      -------
                                                                           (Dollars in thousands)
Total capital (to risk-weighted assets)       $  27,037      22.37         $  9,669          8.0         ---            N/A
Tier 1 capital (to risk-weighted assets)         25,522      21.12            4,834          4.0         ---            N/A
Tier 1 capital (to average assets)               25,522      12.36            8,260          4.0         ---            N/A


CURRENT ACCOUNTING ISSUES

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. The Statement does not currently have a material impact on the Company's consolidated financial statements.


ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a. The Company's Annual Meeting of Shareholders was held on April 21, 2003.

         b.   Not applicable.

         c. At such meeting, there were 1,328,110 shares of Common Stock entitled to be voted. The shareholders approved the following matters:

              1.  The election of the following individuals as Directors:

                           Votes For        Votes Withheld    Term
                           ---------        --------------    ----
Joseph R. Schroeder        1,108,316        100,447           3 years
James D. Motley            1,180,054         28,709           3 years
Vick N. Bowyer             1,159,537         49,226           3 years


     The directors whose terms continued after the meeting were Terry T. Hutchison, John W. Welborn, David W. Dick, and Terry J. Howard.

              2. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2003, as reflected by 1,326,933 votes for, 24,490 votes against and 8,566 abstentions.

         d.   Not applicable.

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               31.1        Certification of Terry J. Howard required by Rule
                           13a-14(a).
               31.2        Certification of Ellen M. Litteral required by Rule
                           13a-14(a).
               32.1 Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
               32.2 Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         (b) The Company filed a Current Report on Form 8-K on May 12, 2003 related to its first quarter 2003 earnings announcement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST BANCTRUST CORPORATION

Date:  August 13, 2003                /s/  Terry J. Howard
                                      ------------------------------------------
                                      Terry J. Howard
                                      President and Chief Executive Officer


Date:  August 13, 2003                /s/  Ellen M. Litteral
                                      ------------------------------------------
                                      Ellen M. Litteral
                                      Treasurer