Form 10QSB
period 2003-09-30
FIRST BANCTRUST CORP
filed 2003-11-13
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2003
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535

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

     AS OF NOVEMBER 12, 2003 THE REGISTRANT HAD OUTSTANDING 1,260,510 SHARES
                                OF COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                         Index                                                Page
PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                          1
                 (As of September 30, 2003 and December 31, 2002)
                 Condensed Consolidated Statements of Income                    2
                 (For the nine months ended September 30, 2003 and 2002)
                 Condensed Consolidated Statements of Income                    3
                 (For the three months ended September 30, 2003 and 2002)
                 Condensed Consolidated Statements of Cash Flows                4
                 (For the nine months ended September 30, 2003 and 2002)
    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               10
    Item 3       Controls and Procedures                                       20

PART II - Other Information

    Item 1       Legal Proceedings                                             20
    Item 2       Changes in Securities                                         20
    Item 3       Defaults Upon Senior Securities                               20
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                     20
    Item 5       Other Information                                             21
    Item 6       Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                     21

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                   (in thousands of dollars except share data)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2003           2002
                                                                          (unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                $   6,407      $   6,996
    Interest-bearing deposits with financial institutions                      9,450          3,457
                                                                           ---------      ---------
           Cash and cash equivalents                                          15,857         10,453
    Available-for-sale securities                                             86,446         72,747
    Loans held for sale                                                          710            597
    Loans, net of allowance for loans losses of $1,955 and $1,963            106,943        105,182
    Premises and equipment                                                     2,773          2,772
    Foreclosed assets held for sale, net                                          91            185
    Interest receivable                                                        2,152          2,357
    Loan servicing rights, net of valuation allowance of $367 and $683           999            949
    Cash surrender value of life insurance                                     3,796          3,667
    Federal Home Loan Bank stock                                               3,937          3,712
    Deferred income taxes                                                        503             --
    Other assets                                                                 296            104
                                                                           ---------      ---------
           Total assets                                                    $ 224,503      $ 202,725
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Noninterest bearing deposits                                         $  17,207      $  17,296
      Interest bearing deposits                                              145,107        130,039
                                                                           ---------      ---------
           Total deposits                                                    162,314        147,335
    Federal Home Loan Bank advances and other  debt                           35,500         26,501
    Pass through payments received on loans sold                                  60            261
    Advances from borrowers for taxes and insurance                               14            133
    Deferred income taxes                                                         --            268
    Interest payable                                                             153            106
    Other                                                                        721            815
                                                                           ---------      ---------
           Total liabilities                                                 198,762        175,419
                                                                           ---------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
    Common stock, $.01 par value,  5,000,000 shares
      authorized; 1,520,875 shares issued and outstanding                         15             15
    Additional paid-in capital                                                14,533         14,445
    Retained earnings                                                         17,428         16,243
    Accumulated other comprehensive income (loss)
      Unrealized appreciation (depreciation) on available-for-sale
        securities, net of income taxes (credit) of ($74) and $695              (107)           993
                                                                           ---------      ---------
                                                                              31,869         31,696
    Unallocated employee stock ownership plan shares -
      83,660 and 95,063 shares                                                  (967)        (1,099)
    Unearned incentive plan shares - 51,128 and 56,267 shares                   (844)          (928)
    Treasury stock, at cost - 260,365 and 155,165 shares                      (4,317)        (2,363)
                                                                           ---------      ---------
           Total stockholders' equity                                         25,741         27,306
                                                                           ---------      ---------

           Total liabilities and stockholders' equity                      $ 224,503      $ 202,725
                                                                           =========      =========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

                    NINE MONTHS ENDED SEPTEMBER 30                                2003         2002
-----------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                                   $ 6,398      $ 6,762
      Tax exempt                                                                     27           34
    Available-for-sale securities
      Taxable                                                                     1,996        2,694
      Tax exempt                                                                    249          219
    Deposits with financial institutions                                             51           81
    Dividends on Federal Home Loan Bank stock and other                             159          107
                                                                                -------      -------
           Total interest and dividend income                                     8,880        9,897
                                                                                -------      -------

INTEREST EXPENSE
    Deposits                                                                      2,422        3,373
    Federal Home Loan Bank advances and other debt                                1,046          884
                                                                                -------      -------
           Total interest expense                                                 3,468        4,257
                                                                                -------      -------

NET INTEREST INCOME                                                               5,412        5,640
    Provision for loan losses                                                       484          663
                                                                                -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               4,928        4,977
                                                                                -------      -------

NONINTEREST INCOME
    Customer service fees                                                           575          370
    Other service charges and fees                                                  677          596
    Net gains on loan sales                                                         660          760
    Loan servicing income                                                           392          379
    Recovery (Impairment) of loan servicing rights                                  316         (802)
    Net realized gains on sales of available-for-sale securities                    133          120
    Brokerage fees                                                                   60          141
    Abstract and title fees                                                         337          282
    Other                                                                           211          203
                                                                                -------      -------
           Total noninterest income                                               3,361        2,049
                                                                                -------      -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                                3,170        2,949
    Net occupancy expense                                                           161          142
    Equipment expense                                                               494          452
    Data processing fees                                                            319          349
    Advertising and promotion expense                                               193          144
    Professional fees                                                               204          245
    Foreclosed assets expense, net                                                   85          164
    Amortization of loan servicing rights                                           668          782
    Other expenses                                                                  687          560
                                                                                -------      -------
           Total noninterest expense                                              5,981        5,787
                                                                                -------      -------

INCOME BEFORE INCOME TAX                                                          2,308        1,239

    Income tax expense                                                              801          462
                                                                                -------      -------

NET INCOME                                                                        1,507          777
                                                                                -------      -------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities      (1,022)         812
      Less: Reclassification adjustment for realized gains included
        in net income                                                                78           70
                                                                                -------      -------
                                                                                 (1,100)         742
                                                                                -------      -------

COMPREHENSIVE INCOME                                                            $   407      $ 1,519
                                                                                =======      =======

BASIC EARNINGS PER SHARE                                                        $  1.30      $  0.59
                                                                                =======      =======

DILUTED EARNINGS PER SHARE                                                      $  1.24      $  0.59
                                                                                =======      =======

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

                   THREE MONTHS ENDED SEPTEMBER 30                                2003         2002
-----------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                                   $ 2,058      $ 2,277
      Tax exempt                                                                      9           12
    Available-for-sale securities
      Taxable                                                                       632          939
      Tax exempt                                                                     94           74
    Deposits with financial institutions                                             16           12
    Dividends on Federal Home Loan Bank stock and other                              52           46
                                                                                -------      -------
           Total interest and dividend income                                     2,861        3,360
                                                                                -------      -------

INTEREST EXPENSE
    Deposits                                                                        768        1,094
    Federal Home Loan Bank advances and other debt                                  366          302
                                                                                -------      -------
           Total interest expense                                                 1,134        1,396
                                                                                -------      -------

NET INTEREST INCOME                                                               1,727        1,964
    Provision for loan losses                                                       151          167
                                                                                -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               1,576        1,797
                                                                                -------      -------

NONINTEREST INCOME
    Customer service fees                                                           209          148
    Other service charges and fees                                                  231          225
    Net gains on loan sales                                                         239          164
    Loan servicing income                                                           129          128
    Recovery (Impairment) of loan servicing rights                                  179         (802)
    Net realized gains on sales of available-for-sale securities                    133          120
    Brokerage fees                                                                    3           51
    Abstract and title fees                                                         110           98
    Other                                                                            72           58
                                                                                -------      -------
           Total noninterest income                                               1,305          190
                                                                                -------      -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                                1,119          988
    Net occupancy expense                                                            59           51
    Equipment expense                                                               157          160
    Data processing fees                                                            113          121
    Advertising and promotion expense                                                81           61
    Professional fees                                                                56           65
    Foreclosed assets expense, net                                                   24           81
    Amortization of loan servicing rights                                           201          167
    Other expenses                                                                  236          179
                                                                                -------      -------
           Total noninterest expense                                              2,046        1,873
                                                                                -------      -------

INCOME BEFORE INCOME TAX                                                            835          114

    Income tax expense                                                              299           55
                                                                                -------      -------

NET INCOME                                                                          536           59
                                                                                -------      -------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities      (1,012)         295
      Less: Reclassification adjustment for realized gains included
        in net income                                                                78           70
                                                                                -------      -------
                                                                                 (1,090)         225
                                                                                -------      -------

COMPREHENSIVE INCOME (LOSS)                                                     $  (554)     $   284
                                                                                =======      =======

BASIC EARNINGS PER SHARE                                                        $  0.47      $  0.05
                                                                                =======      =======

DILUTED EARNINGS PER SHARE                                                      $  0.45      $  0.05
                                                                                =======      =======

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

                NINE MONTHS ENDED SEPTEMBER 30                             2003          2002
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                           $  1,507      $    777
    Items not requiring (providing) cash
      Depreciation and amortization                                           205           203
      Provision for loan losses                                               484           663
      Investment securities amortization, net                                 389           103
      Amortization of loan servicing rights                                   668           782
      Recovery (impairment) of loan servicing rights                         (316)          802
      Deferred income taxes                                                    (6)            6
      Net realized gains on available-for-sale securities                    (133)         (120)
      Net loss on sales of foreclosed assets                                   28            46
      Net gain on sales of premises and equipment                              (5)           --
      Net gain on loan sales                                                 (660)         (760)
      Loans originated for sale                                           (41,034)      (25,919)
      Proceeds from sales of loans originated for resale                   41,179        25,251
      Federal Home Loan Bank stock dividends                                 (159)          (84)
      Compensation expense related to employee stock ownership plan           224           179
      Compensation expense related to incentive plan                           82            46

      Changes in
        Interest receivable                                                   205          (257)
        Cash surrender value                                                 (129)         (128)
        Other assets                                                         (181)         (225)
        Interest payable                                                       28            25
        Other liabilities                                                     (96)         (569)
                                                                         --------      --------

          Net cash provided  by operating activities                        2,280           821
                                                                         --------      --------

INVESTING ACTIVITIES
    Purchases of available-for-sale securities                            (83,833)      (32,062)
    Proceeds from maturities of available-for-sale securities              67,597        20,651
    Proceeds from sales of available-for-sale securities                      417           590
    Purchase of Federal Home Loan Bank stock                                   --        (2,000)
    Net originations in loans                                              (2,636)       (8,337)
    Proceeds from sales of foreclosed assets                                  457           817
    Purchases of premises and equipment                                      (199)         (422)
    Proceeds from sales of premises and equipment                               5            --
    Net cash received from purchase of deposits (plus cash acquired)        3,192            --
                                                                         --------      --------
          Net cash used by investing activities                           (15,000)      (20,763)
                                                                         --------      --------

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002
                            (in thousands of dollars)
                                   (unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30                          2003          2002
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      NOW and savings deposits                                         $ 12,427      $ (1,512)
    Net increase (decrease) in certificates of deposit                     (704)       11,297
    Proceeds from the issuance of Federal Home Loan Bank advances        18,000         8,000
    Repayment of Federal Home Loan Bank advances and other debt          (9,001)       (4,011)
    Pass through payments received on loans sold                           (201)         (116)
    Net decreases in advances by borrowers for taxes and insurance         (119)         (115)
    Dividends paid                                                         (324)         (213)
    Purchase of treasury stock                                           (1,954)         (973)
    Purchase of stock for recognition and retention plan                     --        (1,004)
                                                                       --------      --------

          Net cash provided  by financing activities                     18,124        11,353
                                                                       --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,404        (8,589)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             10,453        16,746
                                                                       --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 15,857      $  8,157
                                                                       ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate acquired in settlement of loans                        $    391      $    466

    Interest paid                                                      $  3,421      $  4,232

    Income tax paid                                                    $    975      $    897

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                            Three Months         Three Months        Nine Months         Nine Months
                                                Ended               Ended               Ended               Ended
                                          September 30, 2003  September 30, 2002  September 30, 2003   September 30, 2002
Net income, as reported                       $     536            $      59          $   1,507             $     777

Less: Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                      (33)                 ---                (49)                  ---
                                              ---------            ---------          ---------             ---------

Pro forma net income                          $     503            $      59          $   1,458             $     777
                                              =========            =========          =========             =========

EARNINGS PER SHARE:

    Basic - as reported                       $    0.47            $    0.05          $    1.30             $    0.59
    Basic - pro forma                         $    0.45            $    0.05          $    1.27             $    0.59
    Diluted - as reported                     $    0.45            $    0.05          $    1.24             $    0.59
    Diluted - pro forma                       $    0.42            $    0.05          $    1.21             $    0.59

Note 2 - Conversion to Stock Form of Ownership

On October 16, 2000, the Board of Directors of First Bank & Trust, sb (the "Bank") adopted a Plan of Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. First BancTrust Corporation (the "Company") was incorporated in November 2000. A subscription offering of the shares of common stock, $0.01 par value per share ("Common Stock"), of the Company was offered initially to eligible deposit account holders of First Bank & Trust, sb. The Bank's conversion from an Illinois mutual savings bank to an Illinois stock savings bank was completed on April 18, 2001 (the "Conversion").

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The ESOP expense was $83,000 and $61,000 for the three-month periods ended September 30, 2003 and 2002, and $224,000 and $179,000 for the nine-month periods ended September 30, 2003 and 2002.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three-month and nine-month periods ended September 30, 2003 and 2002. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                       Weighted
                                                                        Average     Per Share
                                                           Income       Shares       Amount
                                                        ---------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders                  $ 1,507     1,151,559      $ 1.31

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          55,901
  Stock Options                                                            7,230

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                    $ 1,507     1,214,690      $ 1.24
                                                        =======================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Basic Earnings Per Share:
  Income available to common stockholders                  $   777     1,298,028      $ 0.59

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          21,371

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                    $   777     1,319,399      $ 0.59
                                                        =======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders                  $   536     1,130,217      $ 0.47

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          54,809
  Stock Options                                                           15,624

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                    $   536     1,200,650      $ 0.45
                                                        =======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Basic Earnings Per Share:
  Income available to common stockholders                  $    59     1,243,028      $ 0.05

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          58,662

                                                        ---------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                    $    59     1,301,690      $ 0.05
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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at September 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and nine-month periods ending September 30, 2003 to the same periods in 2002. In February 2002, the Company filed a declaration to become a financial holding company which became effective March 16, 2002. Ownership of First Charter Service Corporation and ECS Service Corporation was transferred from the Bank to the Company in 2002. Application was made and approved by regulators to establish a new banking facility in Savoy, Illinois in Champaign County. Operations began in late September, 2003 with the purchase of $3.2 million in deposits from another area institution. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $21.8 million or 10.7%, to $224.5 million at September 30, 2003 from $202.7 million at December 31, 2002. The increase in assets was primarily due to an increase in cash and cash equivalents of $5.4 million, increases in available-for-sale securities of $13.7 million, loans, net of allowance for loan losses of $1.8 million, deferred income taxes of

$503,000, Federal Home Loan Bank stock of $225,000 and other assets of $192,000 offset by a decrease in interest receivable of $205,000. The increase in assets was funded by increases in deposits and Federal Home Loan Bank borrowings.

The Company's cash and due from banks decreased by $589,000 or 8.4% to $6.4 million at September 30, 2003 from $7.0 million at December 31, 2002. This decrease was more than offset by an increase in interest-bearing demand deposits of $6.0 million to $9.5 million at September 30, 2003 compared to $3.5 million at December 31, 2002. Available-for-sale investment securities amounted to $86.4 million at September 30, 2003 compared to $72.7 million at December 31, 2002, a $13.7 million or 18.8% increase. The increase resulted from $83.8 million in investment purchases, primarily in mortgage-backed securities, U.S. Treasury bonds, and Federal Home Loan Bank ("FHLB") agency bonds, offset by calls, maturities, and pre-payments of $67.6 million, securities sales of $284,000 and amortization of premiums of $389,000. The increase in available-for-sale investments was primarily funded by Federal Home Loan Bank advances and deposits.

Loans held for sale increased by $113,000 from $597,000 at December 31, 2002 to $710,000 at September 30, 2003, an increase of 18.9%. Loans held for sale at September 30, 2003 consisted entirely of single-family residential loans, which were in the process of being sold into the secondary market to Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

The Company's net loan portfolio increased by $1.8 million to $106.9 million at September 30, 2003 from $105.2 million at December 31, 2002. Gross loans increased by $1.8 million while the allowance for loan losses decreased by $8,000. Loans secured by 1-4 family residences decreased by $2.9 million as borrowers continued to refinance existing loans to fixed-rate loans to take advantage of the lower interest rates. These loans were then sold into the secondary market. During the first nine months of 2003, residential loans originated for resale into the secondary market totaled $36.2 million compared to $18.7 million in the first nine months of 2002. Agricultural loans originated for resale into the secondary market were $4.8 million for the nine months ended September 30, 2003 compared to $7.2 million for the nine months ended September 30, 2002. Agricultural production loans increased by $3.0 million and farmland loans increased by $1.1 million while commercial loans increased by $80,000. Construction loans increased by $907,000 and nonresidential real estate loans increased by $132,000 while consumer loans decreased by $484,000.

At September 30, 2003, the allowance for loan losses was $2.0 million or 1.80% of the total loan portfolio compared to $2.0 million, or 1.83% at December 31, 2002. During 2003, the Company charged off $577,000 of loans, of which $233,000 pertained to one agricultural credit secured by farm equipment. The chargeoffs of $577,000 were partially offset by $86,000 in recoveries. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.25% or $2.4 million at December 31, 2002 to 1.95% or $2.1 million at September 30, 2003. This decrease was primarily a result of a reduction in troubled debt restructurings from $888,000 at December 31, 2002 to $626,000 at September 30, 2003. Delinquencies 90 days and over remained at $1.5 million at September 30, 2003 from $1.5 million at December 31, 2002. The Company's delinquencies 90 days and over at September 30,

2003 consisted primarily of $688,000 in residential loans, $448,000 in nonresidential real estate loans, $114,000 in construction loans, and $128,000 in consumer loans. The Company's troubled debt restructurings of $626,000 at September 30, 2003 consists primarily of restructured commercial and agricultural loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totaling $91,000 at September 30, 2003 decreased $94,000, compared to $185,000 at December 31, 2002. As of September 30, 2003, the Company had two real estate properties totaling $38,000 which consisted of single-family dwellings, and other repossessed assets of $53,000.

Interest receivable declined by $205,000 or 8.7% from $2.4 million to $2.2 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $225,000 due to the receipt of dividends in the form of stock.

Loan servicing rights increased by $50,000 from $949,000 at December 31, 2002 to $999,000 at September 30, 2003. Gross loan servicing rights decreased by $266,000 from $1.6 million at December 31, 2002 to $1.4 million at September 30, 2003 due to amortization of loan servicing rights of $668,000 offset by newly capitalized assets of $402,000. The valuation allowance decreased from $683,000 at December 31, 2002 to $367,000 at September 30, 2003, a $316,000 recovery of a previous impairment as a result of current valuations.

The Company's total deposits amounted to $162.3 million at September 30, 2003 compared to $147.3 million at December 31, 2002, an increase of $15.0 million. The increase in total deposits was due to a $15.0 million increase in interest bearing deposits, partially offset by an $89,000 decrease in non-interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $11.3 million in interest-bearing checking accounts, a $1.5 million increase in savings accounts, and by a $2.2 million increase in certificates of deposit. The increase of $11.3 million in interest-bearing checking accounts was primarily a result of $8.9 million in public funds invested in short-term interest-bearing checking accounts during construction projects. In late September, 2003, operations commenced in a temporary facility at Savoy, Illinois with the purchase of $3.2 million in deposits from another financial institution. Construction is scheduled to begin in the fourth quarter of 2003 on a permanent facility.

Federal Home Loan Bank advances and other debt increased by $9.0 million from $26.5 million at December 31, 2002 to $35.5 million at September 30, 2003, primarily to fund investment purchases and loans. The $9.0 million net increase was primarily a result of proceeds from two fixed rate Federal Home Loan Bank advances totaling $10.0 million with an average rate of 2.77%, offset by the repayment of the open end line of credit of $1.0 million. The average rate of all outstanding advances was 4.04% as of September 30, 2003.

Pass through payments received on loans sold decreased by $201,000 from $261,000 at December 31, 2002 to $60,000 at September 30, 2003 due to increased payments received at year-end on agricultural loans which are sold in the secondary market. Advances by borrowers for taxes and insurance decreased by $119,000 from $133,000 at December 31, 2002 to $14,000 at September 30, 2003, due to payment of real estate taxes in the second and third quarters. Interest payable increased $47,000 from $106,000 at December 31, 2002 to $153,000 at September 30, 2003. Other liabilities decreased by $94,000 from $815,000 at December 31, 2002 to $721,000 at September 30, 2003, primarily due to payment of accrued income taxes.

Stockholders' equity at September 30, 2003 was $25.7 million compared to $27.3 million at December 31, 2002, a decrease of $1.6 million. Retained earnings increased by the amount of net income or $1.5 million, partially offset by $324,000 in dividends declared and paid. Accumulated other comprehensive income decreased due to a reduction in the market value, net of income taxes, of $1.1 million on available-for-sale securities. Treasury stock increased from $2.4 million at December 31, 2002 to $4.3 million at September 30, 2003 due to the repurchase of 105,200 shares of common stock for $2.0 million. On December 4, 2002 the Company announced that the Board of Directors authorized open-market stock repurchases of up to 6.1%, or 85,477 shares of the Company's outstanding stock over the one-year period ending October 23, 2003. On March 13, 2003 the Board of Directors authorized additional open-market stock repurchases of up to 3.9%, or 46,500 shares of the Company's outstanding stock over the next one-year period ending March 13, 2004, as in the opinion of management, market conditions warrant. Previously, the Company had completed two repurchase programs for stock repurchases of 143,451 shares representing 10% of the outstanding shares. As of November 12, 2003, the Company had repurchased a cumulative total of 260,365 shares.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the nine months ended September 30, 2003 increased by $730,000 or 94.0% from $777,000 for the nine months ended September 30, 2002 to $1.5 million for the nine months ended September 30, 2003. The increase in net income is primarily due to an increase in noninterest income and a decrease in the provision for loan losses, partially offset by a decrease in net interest income and increases in noninterest expense and income tax expense.

Net interest income decreased $228,000 from $5.64 million for the nine months ended September 30, 2002 to $5.41 million for the nine months ended September 30, 2003. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $1.02 million partially offset by a decrease of $789,000 in interest expense. The Company's net interest margin was 3.68% and 4.02% during the nine months ended September 30, 2003 and 2002, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $1.02 million or 10.3% from $9.90 million for the nine months ended September 30, 2002 to $8.88 million for the nine months ended September 30, 2003. The decrease was primarily due to decreases in interest income from loans and available-for-sale securities, partially offset by increased dividends on Federal Home Loan Bank stock. Interest expense declined by $789,000 or 18.5% from $4.26 million for the nine months ended September 30, 2002 to $3.47 million for the nine months ended September 30, 2003. This decline was primarily due to a decrease of $951,000 in interest on deposits, partially offset by a $162,000 increase in interest on Federal Home Loan Bank advances.

For the nine months ended September 30, 2003 and 2002 the provision for losses on loans was $484,000 and $663,000, respectively. The provision for the nine months ended September 30, 2003 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2003, its allowance for loan losses was adequate.

Noninterest income increased $1.31 million or 64.0% from $2.05 million for the nine months ended September 30, 2002 to $3.36 million for the nine months ended September 30, 2003. The increase was primarily a result of a recovery of a previously identified impairment of loan servicing rights, and increased customer service fees and other service charges and fees, partially offset by decreased gains on loan sales and decreased brokerage fees. An increase of $1.12 million in recovery (impairment) of loan servicing rights resulted from $802,000 identified as an impairment in the nine months ended September 30, 2002, and the partial recovery of $316,000 of that impairment in the nine months ended September 30, 2003. Customer service fees increased $205,000 from $370,000 for the nine months ended September 30, 2002 to $575,000 for the nine months ended September 30, 2003. The increase of $205,000 was primarily attributable to increased non-sufficient funds and overdraft fees. The increase in non-sufficient funds and overdraft fees is primarily attributable to the "Safety-Net Checking" product which provides a pre-approved amount of overdrafts, most often $500. At September 30, 2003 there were 1,140 "Safety Net Checking" accounts compared to 851 at September 30, 2002. Other service charges and fees increased from $596,000 for the nine months ended September 30, 2002 to $677,000 for the nine months ended September 30, 2003 primarily due to fees associated with residential mortgage loans sold into the secondary market, increased consumer loan fees and fees earned from the use of debit cards. Brokerage fees decreased by $81,000 from $141,000 for the nine months ended September 30, 2002 to $60,000 for the nine months ended September 30, 2003 due to the resignation of the broker representative in April, 2003.

Net gains on loan sales decreased by $100,000 from $760,000 for the nine months ended September 30, 2002 to $660,000 for the nine months ended September 30, 2003 due to a reduction in capitalized servicing assets. When a loan is sold into the secondary market and the servicing rights to that loan are retained, an asset is created representing the future payment stream of the servicing which is recognized as income from the loan sale. The estimated useful life used to determine the value of the asset is estimated based on the current independent valuation of the servicing portfolio. Although loan sales into the secondary market for the nine months ended September 30, 2003 were $41.2 million compared to $25.3 million for the nine months ended September 30, 2002, the gain recognized from the creation of the servicing assets was $401,000 for the nine months ended September 30, 2003 compared to $698,000 for the nine months ended June 30, 2002. Of the $41.2 million in loans sold for the nine months ended September 30, 2003, $4.8 million were agricultural loans, compared to $7.2 million in agricultural loans sold for the nine months ended September 30, 2002. The gain recognized from the capitalization of the servicing related to the agricultural loans was $133,000 for the nine months ended September 30, 2003 compared to $488,000 for the nine months ended September 30, 2002.

Total noninterest expenses were $6.0 million for the nine months ended September 30, 2003 as compared to $5.8 million for the nine months ended September 30, 2002. The primary reason for the $194,000 increase was an increase in salaries and employee benefits of $221,000 and an increase in other expenses of $127,000, partially offset by a decrease in amortization of loan servicing rights and a decrease in expenses associated with foreclosed assets. Salaries and employee benefits increased by $221,000 from $2.95 million for the nine months ended September 30, 2002 to $3.17 million for the nine months ended September 30, 2003. The $221,000 increase in salaries and employee benefits was primarily due to increases in salaries, FICA expenses, Employee Stock Ownership Plan ("ESOP") expense, health insurance and employee recognition and retention expense. Salaries increased by $102,000 due to normal pay increases, the addition of one full-time employee, and increased commissions paid on a higher volume of loan originations. ESOP expense increased by $44,000 due to a higher average share price. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the ESOP expense increases accordingly. The Recognition and Retention Plan received shareholder approval in April, 2002, and the expense for the nine months ended September 30, 2003 was $82,000 compared to $46,000 for the nine months ended September 30, 2002, an increase of $37,000. FICA expense increased by $19,000 as a result of increased taxable wages, and health insurance expense increased by $19,000 as a result of higher premiums.

Amortization of loan servicing rights decreased by $114,000 from $782,000 for the nine months ended September 30, 2002 to $668,000 for the nine months ended September 30, 2003. The primary reason for the $114,000 decrease was due to the reduction of newly capitalized servicing assets to be amortized in 2003. The amortization reported in 2002 related to loan servicing rights with higher values from prior years. Net foreclosed assets expense of $85,000 for the nine months ended September 30, 2003 was $79,000 less than the $164,000 expense for the nine months ended September 30, 2002, a result of fewer properties in foreclosed assets during 2003. Other expenses increased by $127,000 from $560,000 for the nine months ended September 30, 2002 to $687,000 for the nine months ended September 30, 2003. The increase in other expense was primarily due to loan related expenses such as filing fees, blanket insurance on vehicle loans and fees associated with secondary market loans, and postage and scholarship foundation expense.

Income tax expense was $801,000 for the nine months ended September 30, 2003 as compared to $462,000 for the nine months ended September 30, 2002. The effective tax rates were 34.7% and 37.3%, respectively, for the nine months ended September 30, 2003 and 2002.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the three months ended September 30, 2003 increased by $477,000 from $59,000 for the three months ended September 30, 2002 to $536,000 for the three months ended September 30, 2003. The large increase in net income is primarily due to an increase in noninterest income, partially offset by a decrease in net interest income, and increases in noninterest expense and income tax expense.

Net interest income decreased $237,000 or 12.1% from $1.96 million for the three months ended September 30, 2002 to $1.73 million for the three months ended September 30, 2003. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $499,000 partially offset by a decrease of $262,000 in interest expense. The Company's net interest margin was 3.46% and 3.97% during the three months ended September 30, 2003 and 2002, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income declined by $499,000 or 14.9% from $3.36 million for the three months ended September 30, 2002 to $2.86 million for the three months ended September 30, 2003. The decrease was primarily due to decreases in interest income from loans and interest income from available-for-sale securities. Interest expense declined by $262,000 or 18.8% from $1.40 million for the three months ended September 30, 2002 to $1.13 million for the three months ended September 30, 2003. This decline was primarily due to a decrease of $326,000 in interest on deposits resulting from the reduction in the average rate paid on deposits, partially offset by a $64,000 increase in interest on Federal Home Loan Bank advances.

For the three months ended September 30, 2003 and 2002, the provision for losses on loans was $151,000 and $167,000, respectively. The provision for the three months ended September 30, 2003 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2003, its allowance for loan losses was adequate.

Noninterest income increased $1.12 million from $190,000 for the three months ended September 30, 2002 to $1.31 million for the three months ended September 30, 2003. The increase was primarily due to the recovery of loan servicing rights that were written down as impaired in the prior year, increased customer service fees, and increased gains on loan sales partially offset by decreased brokerage fees. An impairment of loan servicing rights of $802,000 was identified in the three months ended September 30, 2002, and charged against earnings. In the three months ended September 30, 2003, $179,000 was recovered from the previously identified impairments. Customer service fees increased $61,000 from $148,000 for the three months ended September 30, 2002 to $209,000 for the three months ended September 30, 2003.

The increase of $61,000 was primarily attributable to increased non-sufficient funds and overdraft fees. The increase in non-sufficient funds and overdraft fees is primarily attributable to the "Safety-Net Checking" product which provides a pre-approved amount of overdrafts, most often $500.

Net gains on loan sales increased by $75,000 from $164,000 for the three months ended September 30, 2002 to $239,000 for the three months ended September 30, 2003 due to increased capitalized assets recognized and increased gains on cash sales. Capitalized loan servicing assets recognized for the three months ended September 30, 2002 were $120,000 compared to $146,000 for the three months ended September 30, 2003, an increase of $26,000. Loan sales for the three months ended September 30, 2003 were $13.85 million compared to $10.05 million for the three months ended September 30, 2002. Brokerage fees declined by $48,000 from $51,000 for the three months ended September 30, 2002 to $3,000 for the three months ended September 30, 2003 due to the resignation of the investment representative.

Total noninterest expenses were $2.05 million for the three months ended September 30, 2003 as compared to $1.87 million for the three months ended September 30, 2002. The primary reason for the $173,000 increase was a $131,000 increase in salaries and employee benefits expense, an increase in other expenses of $57,000, an increase in amortization of loan servicing rights of $34,000, and an increase in amortization of loan servicing rights, partially offset by a reduction in net foreclosed assets expense of $57,000. Salaries and employee benefits expense increased by $131,000 from $988,000 for the three months ended September 30, 2002 to $1.12 million for the three months ended September 30, 2003, primarily due to increased salaries and wages, increased director fees, increased ESOP expense, and increased health insurance expense. Amortization of loan servicing rights increased by $34,000 from $167,000 for the three months ended September 30, 2002 compared to $201,000 for the three months ended September 30, 2003. Net foreclosed assets expense decreased by $57,000 from $81,000 for the three months ended September 30, 2002 to $24,000 for the three months ended September 30, 2003 due to a reduction in the number of properties in foreclosed assets. Other expenses increased by $57,000 from $179,000 for the three months ended September 30, 2002 to $236,000 for the three months ended September 30, 2003. The increase in other expenses was primarily due to loan related expenses such as blanket insurance on vehicle loans and fees associated with secondary market loans, and increases in trust department expense and scholarship foundation expense.

Income tax expense was $299,000 for the three months ended September 30, 2003 as compared to $55,000 for the three months ended September 30, 2002, an increase of $244,000. The increase in income taxes is due to an increase in income before taxes of $721,000. The effective tax rates were 35.8% and 48.2%, respectively, for the three months ended September 30, 2003 and 2002.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $999,000 and $949,000, respectively.

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

LIQUIDITY

At September 30, 2003, the Company had outstanding commitments to originate $2.0 million in loans. In addition, open-end line of credit loans had $4.5 million available to be drawn upon. As of September 30, 2003, the total amount of certificates scheduled to mature in the following 12 months was $47.2 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2003:

----------------------------------------------------------------------------------------------------
                                                               REQUIRED FOR           TO BE WELL
                                              ACTUAL         ADEQUATE CAPITAL        CAPITALIZED
                                       -------------------------------------------------------------
         SEPTEMBER 30, 2003             Amount        %       Amount      %       Amount          %
                                       -------------------------------------------------------------
                                                         (Dollars in thousands)
----------------------------------------------------------------------------------------------------
Total capital (to risk-weighted
assets)                                $24,397       19.60   $ 9,960     8.0     $12,449        10.0
----------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted
assets)                                 22,837       18.34     4,980     4.0       7,470         6.0
----------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)      22,837       10.92     8,362     4.0      10,453         5.0
----------------------------------------------------------------------------------------------------

The Company's consolidated capital-to-asset requirements and actual capital as of September 30, 2003 are summarized in the following table:

----------------------------------------------------------------------------------------------------
                                                               REQUIRED FOR           TO BE WELL
                                              ACTUAL         ADEQUATE CAPITAL        CAPITALIZED
                                       -------------------------------------------------------------
         SEPTEMBER 30, 2003             Amount        %       Amount      %       Amount          %
                                       -------------------------------------------------------------
                                                         (Dollars in thousands)
----------------------------------------------------------------------------------------------------
Total capital (to risk-weighted
assets)                                $27,167       21.60   $10,062     8.0         ---        N/A
----------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted
assets)                                 25,591       20.35     5,031     4.0         ---        N/A
----------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)      25,591       12.16     8,415     4.0         ---        N/A
----------------------------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2003.

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

         (b) The Company filed a Current Report on Form 8-K on August 6, 2003 related to its second quarter 2003 earnings announcement. The Company filed a Current Report on Form 8-K on August 18, 2003 related to its 5% stock repurchase program announcement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST BANCTRUST CORPORATION

Date:  November 13, 2003                 /s/ Terry J. Howard
                                             -----------------------------------
                                         Terry J. Howard
                                         President and Chief Executive Officer

Date:  November 13, 2003                 /s/ Ellen M. Litteral
                                             -----------------------------------
                                         Ellen M. Litteral
                                         Treasurer