Form 10KSB
period 2003-12-31
FIRST BANCTRUST CORP
filed 2004-03-29
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO
                                                 --------    ----------
                        COMMISSION FILE NUMBER 000-32535

                           FIRST BANCTRUST CORPORATION
                           ---------------------------
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

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $11,096,923

  As of March 14, 2004, the aggregate value of the 1,164,708 shares of Common Stock of the Registrant outstanding on such date, which excludes 85,517 shares held by all directors and executive officers as a group, was approximately $27.7 million. This figure is based on the last known trade price of $23.75 per share of the Registrant's Common Stock on March 12, 2004.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 14, 2004: 1,250,225

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                      INDEX

                                                                                       PAGE
PART I

Item 1.     Description of Business                                                      1

Item 2.     Description of Property                                                     31

Item 3.     Legal Proceedings                                                           32

Item 4.     Submission of Matters to a Vote of Security Holders                         32

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                    32

Item 6.     Management's Discussion and Analysis or Plan of Operation                   33

Item 7.     Financial Statements                                                        33

Item 8.     Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure                                             33

Item 8A.    Controls and Procedures                                                     34

PART III

Item 9.     Directors and Executive Officers of the Registrant                          34

Item 10.    Executive Compensation                                                      34

Item 11.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                         34

Item 12.    Certain Relationships and Related Transactions                              35

Item 13.    Exhibits and Reports on Form 8-K                                            35

Item 14.    Principal Accountant Fees and Services                                      37

SIGNATURES

                                     PART I

Item 1. Description of Business.

In addition to historical information, this filing may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 under Delaware law. On April 18, 2001, the Company acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 1,520,875 shares of common stock in the initial offering at $10 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2003, the Company had consolidated total assets, liabilities and stockholders' equity of $226.2 million, $199.8 million, and $26.4 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2003 consisted primarily of the investment in the Bank of $23.9 million, investment in First Charter Service Corporation of $82,000 and investment in ECS Service Corporation doing business as Edgar County Title of $388,000, interest-bearing demand deposits of $192,000, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $923,000, and available-for-sale securities of $983,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank, the Bank's subsidiary, and the Company's other non-bank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and its operations office, both in Paris, Illinois, and one branch office in

Marshall, Illinois. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. In September, 2003, the Bank began operations in a temporary facility in Savoy, Illinois. Permanent facilities are under construction in a prime commercial area, which should be completed in mid-2004. The Savoy market area is immediately adjacent to the large urban markets of Champaign and Urbana, and shows strong demographic characteristics. The community has experienced higher than average population growth, resulting in new housing construction. The Savoy market is characterized by a younger population, due to its proximity to the University of Illinois in Champaign-Urbana. The majority of the labor force in this area is employed in managerial or professional occupations.

As of December 31, 2003, the Bank had total assets of $223.8 million, total liabilities of $199.9 million, and total equity of $23.9 million. Total assets grew by $23.3 million, the majority from an increase in available-for-sale securities, which was primarily funded by deposit growth and an additional Federal Home Loan Bank advance. Net income in 2003 increased by $496,000 or 35.9% which was primarily attributable to an increase in other income due to increases in customer service charges and fees and net gains on loan sales, and a decrease in noninterest expense due to the recovery of a significant portion of a valuation allowance for loan servicing rights established during the year ended December 31, 2002.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans are sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2003, the Company's loan portfolio including loans held for sale, totaled $109.0 million. In addition, at December 31, 2003 the Company serviced $89.9 million in loans ($75.7 million of residential loans and $14.2 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2003, the Company's securities portfolio totaled $93.7 million, which are all designated as available for sale. The Company also had $3.7 million invested in interest-bearing demand deposits at December 31, 2003.

The Company's revenues are derived principally from interest on its mortgage, consumer, agriculture and commercial loans, interest on its securities, gains on loan sales, loan servicing fees, abstract and title fees, service charges on deposits, and other customer fees. The Company's primary sources of funds are deposits, loan repayments, sales of loans in the secondary market and advances (loans) from the Federal Home Loan Bank ("FHLB").

The Company's ability to earn a profit depends on net interest income, which is the difference between the interest income earned on interest-earning assets, such as mortgage, commercial and consumer loans, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company's profitability depends on its ability to manage assets and liabilities during periods of changing interest rates. To a lesser extent, the Company's profitability depends on the ability to continue to generate noninterest income from services provided to its customers.

Lending Activities

GENERAL. At December 31, 2003, the net loan portfolio before allowance for loan losses, including loans held for sale, of the Company totaled $109.0 million, representing 48.2% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2003, single-family residential loans amounted to $36.5 million or 33.4% of the total loan portfolio. Of this amount, $2.4 million consisted of second mortgage or home equity loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                       December 31, 2003     December 31, 2002     December 31, 2001
                                      -------------------   -------------------   -------------------
                                       Amount    Percent     Amount    Percent     Amount    Percent
                                      --------   --------   --------   --------   --------   --------
                                                             (In Thousands)
Real estate loans:
  One-to-four family                  $ 36,513      33.38%  $ 39,635      36.68%  $ 41,298      40.15%
  Multi-family                             266       0.24%       300       0.28%       260       0.25%
  Commercial                            10,124       9.25%     9,756       9.03%     7,980       7.76%
  Construction                           2,275       2.08%       724       0.67%       937       0.91%
  Agricultural loans                    13,908      12.71%    12,570      11.63%    11,288      10.98%
Commercial and industrial                6,417       5.87%     6,045       5.59%     6,291       6.12%
Agricultural production finance         12,357      11.29%    11,570      10.70%     8,304       8.07%
Consumer loans:
  Vehicle                               21,035      19.23%    21,968      20.32%    20,279      19.71%
  Consumer finance                         823       0.75%     1,005       0.93%     1,071       1.04%
  Share                                    533       0.49%       736       0.68%       780       0.76%
  Other                                  3,169       2.90%     2,875       2.66%     3,302       3.21%
Other loans                              1,983       1.81%       902       0.83%     1,073       1.04%
                                      --------   --------   --------   --------   --------   --------
    Total loans receivable             109,403     100.00%   108,086     100.00%   102,863     100.00%
                                                 ========              ========              ========

Less:

Undisbursed portion of loans                23                   328                   185
Unearned discount and fees                 845                   614                   365
Allowance for loan losses                2,124                 1,962                 1,657
                                      --------              --------              --------
  Loans receivable, net               $106,411              $105,182              $100,656
                                      ========              ========              ========

Loans held for sale at December 31, 2003 amounted to $453,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

ORIGINATION OF LOANS. The lending activities of the Company are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of procedures, including referrals from real estate brokers, builders and existing customers. The loan officers also supervise the procurement of credit reports, appraisals, and other documentation involved with loan originations. Property valuations on loans over $250,000 are performed by independent outside appraisers approved by the Board of Directors of the Company. A written evaluation is required for all real estate loans in the amount of less than $250,000 by a qualified individual.

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

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Company concentrates its lending activity to its primary market area of Edgar, Clark, and Champaign counties, Illinois. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 20% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. As an Illinois-chartered savings bank, the Bank is permitted to invest without limitation as a percentage of assets in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. The Bank has received a waiver from the Illinois Office of Banks and Real Estate regarding its ability to exceed this 10% limit. The Bank is subject to its internal loans-to-one borrower limitation of 15% of unimpaired capital.

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2003, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                                       At December 31, 2003
                                      ---------------------------------------------------------------------------------------
                                                      Commercial    Agricultural
                                                         and         Production                      Other          Total
                                      Real Estate     Industrial      Finance        Consumer        Loans          Loans
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                                                          (In Thousands)
AMOUNTS DUE IN:
One year or less                      $      4,808   $      2,651   $      7,325   $      1,989   $        186   $     16,959
More than one year to five years             5,324          2,593          3,941         22,436                        34,294
More than five years                        52,954          1,173          1,091          1,135          1,797         58,150
                                      ------------   ------------   ------------   ------------   ------------   ------------
  Total amount due                    $     63,086   $      6,417   $     12,357   $     25,560   $      1,983   $    109,403
                                      ============   ============   ============   ============   ============   ============

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2004 which have fixed interest rates or which have floating or adjustable rates.

                                        Fixed-Rates           Floating or Adjustable-Rates           Total
                                       -------------          ----------------------------       -------------
                                                                   (In Thousands)
Real estate loans:
  One-to-four family                   $       3,996                $      31,940 (1)            $      35,936
  Multi-family                                    33                          233                          266
  Commercial                                   1,037                        7,442                        8,479
  Construction                                                                 31                           31
  Agricultural loans                           4,953                        8,613                       13,566
Commercial and industrial                      2,125                        1,641                        3,766
Agricultural production finance                3,462                        1,570                        5,032
Consumer loans:
  Vehicle                                     20,216                                                    20,216
  Consumer finance                               694                            8                          702
  Share                                           27                                                        27
  Other                                        2,622                            4                        2,626
Other loans                                                                 1,797                        1,797
                                       -------------                -------------                -------------
    Total loans receivable             $      39,165                $      53,279                $      92,444
                                       =============                =============                =============

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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2003, $36.5 million or 33.4% of the total loan portfolio consisted of single-family residential loans. Of this amount, $2.4 million consisted of second mortgage or home equity loans.

The Company's present lending policy on one-to-four family residential mortgage loans generally limits the maximum loan-to-value to 80% of the lesser of the appraised value or purchase price of the property. If the Company originates a residential mortgage loan with a loan-to-value in excess of 80%, the Company typically requires the borrower to obtain private mortgage insurance. Residential mortgage loans are typically amortized on a monthly basis with principal and interest due each month.

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells substantially all fixed-rate loans with terms greater than 15 years in the secondary market. At December 31, 2003, $6.9 million, or 18.9% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $29.6 million or 81.1% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2003, the Company's second mortgage or home equity loans amounted to $2.4 million or 2.2% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after three or five years.

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

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company's market area. Commercial real estate loans amounted to $10.1 million or 9.3% of the total loan portfolio as of December 31, 2003 with an average loan balance of approximately $82,000.

The Company's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential loans. Loans secured by raw land cannot exceed 65% of the appraised value, and loans secured by real estate to be used for land development can not exceed 75% loan-to-value. The maximum term of the Company's commercial real estate loans is 10 years based on an amortization schedule not to exceed 30 years.

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

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2003 the Company's agricultural loans amounted to $13.9 million or 12.7% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in Illinois and Indiana contiguous to its market area. The Company's agricultural real estate loans have interest rates which adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 years. A portion of these loans also include a balloon payment after 10 years. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

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

COMMERCIAL AND INDUSTRIAL LOANS. At December 31, 2003, the Company's commercial and industrial loans amounted to $6.4 million or 5.9% of the Company's loan portfolio. The Company's commercial and industrial loans have a term of up to five years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial and industrial loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interest in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2003 the Company's agricultural production finance loans amounted to $12.4 million or 11.3% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana contiguous to its market area for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years. The interest rate is increased with respect to the three and five year loans due to the rate exposure of these loans. The amount of the commitment is based on management's review of the borrower's business plan, prior performance, marketability of crops, and current market prices. The Company requires a minimum current ratio of 1.1. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farmland.

The Company's agricultural production finance loans may be originated under terms, conditions and documentation which allow them to be sold to a variety of investors in the secondary market. These loans also carry a government guarantee of up to 90% of any loss. If the Company originates an agricultural production finance loan to be sold in the secondary market, it will extend the term of the loan to seven years.

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2003 $25.6 million or 23.4% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to six years for new vehicles or used vehicles 2001 and newer and up to five years for older used vehicles. Vehicle loans amounted to $21.0 million or 19.2% of the total loan portfolio at December 31, 2003. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2003 the Company's consumer finance loans amounted to $823,000 or 0.8% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to five years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $533,000 or 0.5% of the Company's total loan portfolio at December 31, 2003. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans. These loans amounted to $3.2 million or 2.9% of the total loan portfolio at December 31, 2003.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In some cases, repossessed collateral for a defaulted consumer loan will not provide full repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

REAL ESTATE CONSTRUCTION LOANS. At December 31, 2003, the Company had approximately $2.3 million or 2.1% of total loans in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2003, the Company had $266,000 in multi-family residential mortgage loans which amounted to 0.2% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $2.0 million or 1.8% of the total loan portfolio at December 31, 2003. The majority of this balance represents a participation interest in an industrial revenue bond for a local hospital.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2003, the Company was servicing $89.9 million of loans for others. Of this amount, $75.7 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $14.2 million.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company generally places loans on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $96,000 of real estate owned and other assets at December 31, 2003. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                             December 31, 2003
                                      ---------------------------------------------------------------
                                           30-59 Days             60-89 Days        90 or More Days
                                            Overdue                Overdue               Overdue(1)
                                      -------------------   -------------------   -------------------
                                                 Percent               Percent               Percent
                                                 of Total              of Total              of Total
                                       Amount     Loans      Amount     Loans      Amount     Loans
                                      --------   --------   --------   --------   --------   --------
                                                              (In Thousands)
Real estate loans:
  One-to-four family                  $     73       0.07%  $    981       0.90%  $    567       0.52%
  Commercial                                 7       0.01%       124       0.11%       302       0.28%
  Construction                                                                         113       0.10%
  Agricultural loans                       179       0.16%
Commercial and industrial                   92       0.08%        26       0.02%
Agricultural production finance                                   20       0.02%        32       0.03%
Consumer loans:
  Vehicle                                  310       0.28%        81       0.07%        89       0.08%
  Consumer finance                           8       0.01%                              15       0.01%
  Other                                     23       0.02%                               8       0.01%
                                      --------   --------   --------   --------   --------   --------
  Total loans                         $    692       0.63%  $  1,232       1.12%  $  1,126       1.03%
                                      ========   ========   ========   ========   ========   ========

----------

(1) All loans 90 days or more delinquent are placed on non-accrual.

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                At December 31,
                                                       --------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
                                                             (Dollars in Thousands)
NON-PERFORMING LOANS:
  Non-accrual Loans:
  Real estate loans:
    One-to-four family                                 $    567    $    692    $    931
    Commercial                                              302                     236
    Construction                                            113         114
    Agricultural loans                                                               71
  Commercial and industrial                                              12         188
  Agricultural production finance                            32         577           7
  Consumer loans:
    Vehicle                                                  89          97          54
    Consumer finance                                         15          19           3
    Other                                                     8           9          22
                                                       --------    --------    --------
    Total non-performing loans                            1,126       1,520       1,512
                                                       --------    --------    --------
Real estate owned (1)                                        96         185         807
                                                       --------    --------    --------
  Total nonperforming assets (2)                          1,222       1,705       2,319
Troubled debt restructurings                              1,403         888         723
                                                       --------    --------    --------
Troubled debt restructurings and total
  nonperforming assets                                 $  2,625    $  2,593    $  3,042
                                                       ========    ========    ========

Total nonperforming loans and troubled debt
  restructurings as a percentage of total loans            2.35%       2.25%       2.17%
Total nonperforming assets and troubled debt
  restructurings as a percentage of total assets           1.16%       1.28%       1.55%

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

The Company's total classified loans, which include impaired loans, at December 31, 2003 amounted to $12.8 million, $7.7 million of which was classified as substandard, $222,000 of which was classified doubtful, $111,000 of which was classified loss, and $4.7 million which was classified as special mention or potential problem loans. Classified loans at December 31, 2002 were $6.8 million, $3.8 million of which was classified substandard, $357,000 of which was classified doubtful, $378,000 of which was classified loss, and $2.3 million which was classified special mention or potential problem loans. Of the $12.8 million classified assets at December 31, 2003, $1.1 million were nonperforming loans as of December 31, 2003. The remaining $11.7 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

The Company had specific reserves totaling $1.4 million on classified loans as of December 31, 2003. Included in the classified loans of $12.8 million were agricultural production finance loans totaling $3.1 million, commercial loans of $3.1 million, farmland loans of $1.9 million, nonresidential real estate loans of $2.3 million, one-to-four family real estate loans of $1.8 million, and consumer loans of $679,000. Of the $3.1 million in classified agricultural production loans, $1.9 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $1.7 million. Also included in classified loans were farmland loans of $1.0 million which had guarantees by the Farmers Home Administration in the amount of $877,000.

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

The specific allowances are calculated by applying loss factor percentages to outstanding loans included in the classification of assets, based on the classification category of each loan. Changes in risk grades of these loans affect the amount of the specific allowance. Loss factors for the formula allowance are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The adjustments to the historical loss experience are based on an evaluation of national and local economic trends, trends in delinquencies and charge-offs, trends in volume and terms of loans, changes in underwriting standards, and industry conditions.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2003 and 2002, the allowance for loan losses was 1.96% and 1.83%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                         December 31,
                                      ---------------------------------------------------------------------------------
                                                2003                        2002                        2001
                                      -------------------------   -------------------------   -------------------------
                                                    Percent of                  Percent of                  Percent of
                                                     Loans in                    Loans in                    Loans in
                                                       Each                        Each                        Each
                                                    Category to                 Category to                 Category to
                                         Amount     Total Loans      Amount     Total Loans      Amount     Total Loans
                                      -----------   -----------   -----------   -----------   -----------   -----------
Allocated:
Real estate loans:
  One-to-four family                  $       154         33.38%  $       207         36.68%  $       370         39.91%
  Multi-family                                  2          0.24%            2          0.28%            4          0.25%
  Commercial                                  349          9.25%          332          9.03%          259          7.71%
  Construction                                 60          2.08%            2          0.67%            7          0.91%
  Agricultural loans                           91         12.71%           89         11.63%          110         11.08%
Commercial and industrial                     351          5.87%          230          5.59%          250          6.32%
Agricultural production finance               503         11.29%          496         10.70%          244          8.03%
Consumer loans:
  Vehicle                                     505         19.23%          479         20.32%          315         19.78%
  Consumer finance                             41          0.75%           55          0.93%           34          1.04%
  Share                                                    0.49%                       0.68%                       0.75%
  Other                                        68          2.90%           70          2.66%           64          3.40%
Other loans                                                1.81%                       0.83%                       0.82%
Unallocated:                                  ---           ---           ---           ---           ---           ---
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                      $     2,124        100.00%  $     1,962        100.00%  $     1,657        100.00%
                                      ===========   ===========   ===========   ===========   ===========   ===========

The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                         Year Ended December 31,
                                             --------------------------------------------
                                                 2003            2002            2001
                                             ------------    ------------    ------------
Total loans outstanding                      $    108,535    $    107,144    $    102,313
Average loans outstanding, net                    105,773         105,171         106,708
Balance at beginning of period                      1,963           1,657           2,222
CHARGE-OFFS:
Real estate loans:
  One-to-four family                                  118              31              90
  Multi-family
  Commercial                                                            3             147
  Construction
  Agricultural loans                                                    2              84
Commercial and industrial                              35             140             599
Agricultural production finance                       234                              36
Consumer loans:
  Vehicle                                             214             211             190
  Consumer finance                                     10              67              47
  Share
  Other                                                48              72             140
                                             ------------    ------------    ------------
    Total charge-offs                                 659             526           1,333
                                             ------------    ------------    ------------
RECOVERIES:
Real estate loans:
  One-to-four family                                                    6              15
  Multi-family
  Commercial                                                            1              42
  Construction
  Agricultural loans                                                   28              45
Commercial and industrial                               5              13              17
Agricultural production finance                        11                              11
Consumer loans:
  Vehicle                                              47              46              16
  Consumer finance                                     23              15               6
  Share
  Other                                                 7               5               9
                                             ------------    ------------    ------------
    Total recoveries                                   93             114             161
                                             ------------    ------------    ------------
Net charge-offs                                      (566)           (412)         (1,172)
Provision for loan losses                             728             718             607
                                             ------------    ------------    ------------
Balance at end of period                     $      2,125    $      1,963    $      1,657
                                             ============    ============    ============
Allowance for loan losses as a
 percent of total loans outstanding                  1.96%           1.83%           1.62%
                                             ============    ============    ============

Allowance for loan losses as a
 percent of total non-performing loans             188.72%         129.83%         109.59%
                                             ============    ============    ============

Ratio of net charge-offs to
 average loans outstanding                           0.54%           0.39%           1.10%
                                             ============    ============    ============

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

                                                              December 31,
                                 ---------------------------------------------------------------------
                                       2003                      2002                    2001
                                 ---------------------   ---------------------   ---------------------
                                 Amortized     Fair      Amortized     Fair      Amortized     Fair
                                    Cost       Value        Cost       Value        Cost       Value
                                                            (In Thousands)
U.S. Treasuries                  $   3,803   $   3,792   $       0   $       0   $       0   $       0
Federal agencies                     7,504       7,517       9,498       9,648      12,481      12,295
State and municipal                  9,489       9,904       6,873       7,304       6,708       6,784
Mortgage-backed securities          70,759      70,814      53,168      54,201      44,561      45,049
Other securities                     1,599       1,715       1,520       1,595       1,039       1,079
                                 ---------   ---------   ---------   ---------   ---------   ---------
Total                            $  93,154   $  93,742   $  71,059   $  72,748   $  64,789   $  65,207
                                 =========   =========   =========   =========   =========   =========

The following table sets forth the amount of the Company's debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2003.

                                                               Contractually Maturing
                              -------------------------------------------------------------------------------------------
                                       Weighted               Weighted             Weighted            Weighted
                              Under 1  Average                Average     5-10     Average   Over 10   Average
                               Year     Yield      1-5 Years   Yield     Years      Yield     Years     Yield      Total
                              -------------------------------------------------------------------------------------------
                                                                     (In Thousands)
U.S. Treasuries               $     0              $   2,524      3.75%  $1,268        4.25% $     0              $ 3,792
Federal agencies                    0                  6,547      4.05%     970        3.00%       0                7,517
State and municipal                61      3.40%       1,892      3.49%   6,325        3.71%   1,626       3.88%    9,904
                              -------              ---------             ------              -------              -------
Total                         $    61              $  10,963             $8,563              $ 1,626              $21,213
                              =======              =========             ======              =======              =======

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

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Bank to re-invest at current rates. This is beneficial in a rising interest rate environment. Interest rates declined in 2003 which resulted in accelerated prepayments, which in turn resulted in accelerated amortization of investment premiums. During 2003, proceeds generated from repayments and maturities of available-for-sale securities totaled $68.5 million compared to $34.2 million 2002. Of the $68.5 million, repayments on mortgage-backed securities amounted to $57.9 million. Due to the accelerated repayments, net amortization of premiums and discounts on securities increased to $$887,000 in 2003 compared to $257,000 in 2002.

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

The Company's increased investment in mortgage-backed securities resulted in higher yields than were generally available from other securities of comparable credit risk. At the same time yields were only marginally less than those generally available on comparable real estate mortgages, without the inherent credit risk.

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

The Company obtains deposits primarily from residents in Illinois and Indiana. The Company seeks to attract deposit accounts by offering a variety of products, competitive rates and terms.

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

                                            December 31, 2003                December 31, 2002
                                      ------------------------------   ------------------------------
                                                  Percent                         Percent
                                                 of Total   Weighted              of Total   Weighted
                                      Average    Average    Average    Average    Average    Average
                                      Balance    Deposits     Rate     Balance    Deposits     Rate
                                      --------   --------   --------   --------   --------   --------
                                                          (dollars in thousands)
Money market deposits                 $  8,091       5.31%      1.56%  $  8,820       5.96%      2.31%
Savings deposits                         9,944       6.53%      1.31%     8,337       5.63%      2.00%
NOW and other demand deposits           48,279      31.68%      1.41%    47,509      32.08%      2.31%
Non-interest bearing deposits           14,599       9.58%      0.00%    12,277       8.29%      0.00%
                                      --------   --------   --------   --------   --------   --------
     Total                              80,913      53.10%      1.16%    76,943      51.96%      1.91%

Certificate accounts
  Three months or less                     399       0.26%      1.64%       820       0.55%      2.16%
  Over three through six months          2,201       1.44%      1.43%     2,705       1.83%      2.19%
  Over six through twelve months        24,790      16.26%      2.11%    27,857      18.80%      3.18%
  Over one to three years               23,599      15.49%      3.23%    22,490      15.19%      4.46%
  Over three to five years              13,832       9.08%      4.76%    13,800       9.32%      5.32%
  Over five years                        6,662       4.37%      4.64%     3,477       2.35%      5.07%
                                      --------   --------   --------   --------   --------   --------
     Total certificates                 71,483      46.90%      3.20%    71,149      48.04%      4.04%

     Total average deposits           $152,396     100.00%      2.12%  $148,092     100.00%      2.93%
                                      ========   ========   ========   ========   ========   ========

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2003.

                                           Maturity Date
                        ----------------------------------------------------
                        One Year   Over 1-2   Over 2-3   Over 3
      Interest Rate     or Less     Years      Years       Years     Total
                        --------   --------   --------   --------   --------
0.00% - 1.99%           $ 24,499   $  2,820   $     50   $          $ 27,369
2.00% - 3.99%             19,133      6,051        579      4,277     30,040
4.00% - 5.99%              1,662      1,881      1,999     10,251     15,793
6.00% - 7.99%                647      1,881          4          3      2,535
                        --------   --------   --------   --------   --------
                        $ 45,941   $ 12,633   $  2,632   $ 14,531   $ 75,737
                        ========   ========   ========   ========   ========

As of December 31, 2003, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $19.7 million. The following table presents the maturity of these time certificates of deposits at December 31, 2003.

                                                  December 31, 2003
                                                  -----------------
                                                    (In thousands)
3 months or less                                      $    2,840
Over 3 months through 6 months                             2,355
Over 6 months through 12 months                            5,039
Over 12 months                                             9,475
                                                      ----------
  Total                                               $   19,709
                                                      ==========

RETURN ON EQUITY AND ASSETS

                                                         2003        2002
                                                         -----       -----
Return on assets (net income divided by
  average total assets)                                   0.90%       0.64%
Return on equity (net income divided by
  average equity)                                         7.38%       4.77%
Dividend payout ratio (dividends per share
  divided by net income per share (1)                    20.59%      19.61%
Equity to assets ratio (average equity
  divided by average total assets)                       12.19%      13.52%

(1) The ratio was calculated by dividing total dividends paid per share by basic earnings per share.

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

At December 31, 2003, the Company had $35.5 million of long-term FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Some of the long-term advances are "rate-locked" for a determined time period, between two and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $25.5 million in fixed term advances, $15.5 million has passed the "rate-lock" period, but is still a fixed rate advance, and $10.0 million are "rate-locked" until 2004. The remaining $10.0 million advances are fixed term advances.

The following schedule presents FHLB advances at December 31, 2003 by maturity date:

                     Interest      Fixed or     Maturity             "Rate-lock"            Amount
Date of Advance        Rate        Variable       Date                  Date            (in thousands)
February, 1998         5.05%         Fixed    February, 2008       February, 2001        $      1,500
February, 1998         5.32%         Fixed    February, 2008       February, 2003               1,500
January, 2001          4.80%         Fixed    January, 2011        January, 2003                7,500
February, 2001         4.86%         Fixed    February, 2011       February, 2004              10,000
September, 2001        3.12%         Fixed    September, 2011      September, 2003              5,000
February, 2003         2.62%         Fixed    February, 2006                                    8,000
March, 2003            3.35%         Fixed    March, 2008                                       2,000
                                                                                         ------------
                                                                                         $     35,500
                                                                                         ============

Market Area

The Company is headquartered in Paris, Illinois, with one regular branch in Marshall, Illinois, and a newly established branch in Savoy, Illinois. The Company's primary retail market area encompasses all of Clark and Edgar Counties where the Company's two offices are located, as well as Champaign County where the new branch at Savoy is located. The Company's primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole. Champaign County is located in central Illinois and includes the urban markets of Champaign and Urbana, as well as the University of Illinois. The workforce in this area is primarily employed in professional, managerial, and sales positions.

Both Clark and Edgar Counties have similar economic characteristics with population levels of less than 20,000 in each county in 1990 and 2000. Overall, the demographic characteristics of Clark and Edgar Counties are weaker than Illinois or the U.S. with regard to income levels, housing values and growth trends. On the contrary, the Savoy area has experienced an above-average population growth, with strong new-housing construction, and above-average home values.

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

Personnel

As of December 31, 2003 the Company, including the Bank and the Bank's subsidiary, Community Finance Center, Inc. and Company subsidiaries ECS Service Corporation and First Charter Service Corporation, had 83 full-time and 5 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2003 the Company had three subsidiaries, the Bank, ECS Service Corporation and First Charter Service Corporation, and the Bank had one subsidiary, Community Finance Center, Incorporated.

Community Finance Center, Incorporated is an Illinois chartered corporation which provides retail consumer loans to the Company's customers. Community Finance Center generated net income of $76,000 for the year ended December 31, 2003 compared to a net loss of $6,000 for the year ended December 31, 2002.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $133,000 and $89,000 for the years ended December 31, 2003 and December 31, 2002, respectively.

First Charter Service Corporation is an Illinois chartered corporation which provides retail sales of uninsured investment products to the Company's customers. First Charter generated a net loss of $21,000 and $16,000 for the years ended December 31, 2003 and 2002, respectively.

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

FIRST BANCTRUST CORPORATION

GENERAL. The Company is a bank holding company and a financial holding company, and as such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank is chartered under Illinois law, the Company will also be subject to regulation by the Illinois Office of Banks and Real Estate under the Illinois Savings Bank Act.

A bank holding company is a legal entity separate and distinct from its subsidiary bank or other banks. Normally, the major source of a holding company's revenue is dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

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

ACQUISITIONS. The Bank Holding Company Act requires a bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the voting shares or all or substantially all of the assets of any bank or merging or consolidating with any other bank holding company. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting share of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. A bank holding company that becomes a financial holding company, such as the Company, is permitted to engage in activities that are financial in nature or incidental to such financial activities. Effective March 11, 2000, the Gramm-Leach-Bliley Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act, enacted in 1999, defines "financial in nature" to include securities underwriting, dealing and market making; providing financial or investment advice; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Company became a financial holding company under the Bank Holding Company Act effective March 16, 2002, and the Company owns subsidiaries engaged in real estate title and securities brokerage activities.

"SOURCE OF STRENGTH" POLICY. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Regulation - First Bank & Trust
- Capital Requirements." The Company's Tier I and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements. Refer to Company capital amounts and ratios in Footnote 11 of the consolidated financial statements for the Company's capital ratios.

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

In general, the extent to which a savings bank or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings bank and its subsidiaries may engage in covered transactions and certain other transactions with affiliates only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain related interests of such person generally may not exceed 15% of the bank's unimpaired capital and surplus for loans that are not fully secured and an additional 10% of the bank's unimpaired capital and surplus for loans fully secured by readily marketable collateral. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

TAXATION. The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Internal Revenue Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

The Company also is subject to various forms of state taxation under the laws of Illinois as a result of the business which it conducts in Illinois.

FIRST BANK & TRUST

GENERAL. First Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the Savings Association Insurance Fund of the FDIC. As a Savings Association Insurance Fund insured, Illinois-chartered savings bank, the Savings Bank is subject to examination, supervision, reporting and enforcement requirements of the Illinois Office of Banks and Real Estate, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Illinois Office of Banks and Real Estate and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Illinois Office of Banks and Real Estate and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

The Illinois Office of Banks and Real Estate and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as First Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

The Illinois Office of Banks and Real Estate has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Office of Banks and Real Estate. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Office of Banks and Real Estate. The Illinois Office of Banks and Real Estate also assesses fees for examinations conducted by the Illinois Office of Banks and Real Estate's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2003, First Bank paid approximately $25,200 in supervisory fees.

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

Savings Association Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well-capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .00% for well capitalized healthy institutions, to .27% for undercapitalized institutions with substantial supervisory concerns.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2003, FICO payments for Savings Association Insurance Fund member approximated 1.61 basis points and the premium paid by the Bank for this period was $23,700.

The FDIC may terminate the deposit insurance of any insured depositary institution, including First Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of First Bank's deposit insurance.

CAPITAL REQUIREMENTS. The Bank is subject to various regulatory capital requirements administered by the FDIC. FDIC regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under FDIC regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital, which is defined as Tier I capital and supplementary (Tier 2 capital), to risk weighted assets of 8% of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset.

Refer to Bank capital amounts and ratios in Footnote 11 of the consolidated financial statements for the Bank's capital ratios.

DIVIDENDS. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The FDIC or the Illinois Office of Banks and Real Estate is authorized to determine under certain circumstances relating to the financial condition of the Bank or the Company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Restrictions on the payment of dividends by the Bank are more fully described below.

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Dividends may be paid by a savings bank out of its net profits. Written approval of the Illinois Office of Banks and Real Estate is required if a savings bank has total capital of less than 6% of total assets and the dividend to be declared in any year exceeds 50% of the savings bank's net profits for the year. The approval of the Illinois Office of Banks and Real Estate also is required before dividends may be declared that exceed a savings bank's net profits in any year. In 2003, First Bank declared and paid dividends to the Company of $500,000.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2003, the Bank had $35.5 million of Federal Home Loan Bank advances. See Note 8 to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, the Bank had $4.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on the Bank's stock was 6.16% in 2003 and 5.35% in 2002.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, First Bank, is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1999, the Community Reinvestment Act rating of the Bank was satisfactory.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2003, no reserves were required to be maintained on the first $6.6 million of net transaction accounts, reserves of 3% were required to be maintained against the next $38.8 million of net transaction accounts, and reserves of 10% were required to be maintained on net transaction accounts over $45.4 million. At December 31, 2003 total reserves required to be maintained by the Federal Reserve Board were $2.6 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIE's) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

In May, 2003 the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of the Company.

In May 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Loan Commitments Accounted for as Derivative Instruments, providing guidance on the accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was released in 1998 and FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which was issued in 2003. The SEC staff have expressed their view that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender. Thus, upon the origination of a loan commitment, the SEC staff believes that the fair value of the loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received. The written option would remain a liability until the expiration or culmination of the contract. The provisions of SAB 105 are effective for derivatives entered into after March 31, 2004. Retroactive application is not required. The Company does not expect the adoption of this staff accounting bulletin to materially impact the Company's financial statements or results of operations.

Item 2. Description of Property.

The following table sets forth information relating to the Bank's offices at December 31, 2003.

                                                                  Net Book Value of
                                                                     Property and
                                                     Lease           Leasehold
                                    Owned or      Expiration       Improvements at         Deposits as of
          Location                   Leased          Date         December 31, 2003       December 31, 2003
--------------------------          ------------------------      -----------------       -----------------
101 South Central Avenue            Owned             --              $  387                   $   ---
Paris Illinois  61944
206 South Central Avenue            Owned             --                 866                    99,740
Paris, Illinois  61944
610 North Michigan Avenue           Owned             --                 687                    60,207
Marshall, Illinois  62441
407 North Dunlap Avenue             Leased         10/1/2004              --                     3,081
Savoy, Illinois  61874

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2003 Annual Report to Stockholders attached hereto as Exhibit 13 ("2003 Annual Report to Stockholders") on page 68 and is incorporated herein by reference.

The Company's Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.40 per share. However, the rate of such dividends and the continued payment thereof will depend upon a number of factors, including the amount of net proceeds retained by us in the Conversion, investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends or stock dividends may be paid in addition to, or in lieu of, regular cash dividends.

Dividends from us may eventually depend, in part, upon receipt of dividends from the Bank, because the Company initially has no material source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of common stock retained by us, and interest payments with respect to our loan to our ESOP. See "Item 1. Description of Business. Regulation-First Bank & Trust-Dividends."

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2003 Annual Report to Stockholders on pages 4 to 29 and is incorporated herein by reference.

Item 7. Financial Statements

The Consolidated Financial Statements of First BancTrust Corporation as of December 31, 2003 and 2002, together with the report of BKD, LLP appears in the 2003 Annual Report to Stockholders on pages 30 to 66 and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2003.

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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2004 ("Proxy Statement"), filed on March 19, 2004 with the Securities and Exchange Commission, under the captions "Election of Directors", "Audit Committee Financial Expert", "The Audit Committee", "Compliance With
Section 16", and "Code of Ethics."

Item 10. Executive Compensation

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement under the captions "Executive Compensation", "Directors' Compensation", and "Other Compensation Arrangements."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant's Proxy Statement under the captions "Security Ownership of Directors, Nominees For Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholders Holding 5% or More."

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                       Number of securities to be      Weighted-average         Number of securities remaining
                                        issued upon exercise of       exercise price of       available for future issuance under
                                     outstanding options, warrants   outstanding options,    equity compensation plans (excluding
                                              and rights             warrants and rights   securities reflected in the first column)
                                     -----------------------------   -------------------   -----------------------------------------
Equity compensation plans approved
by security holders                            152,087                      $19.74                         26,589 (1)

Equity compensation plans not
approved by security holders                        --                          --                             --
                                               -------                      ------                         ------
Total                                          152,087                      $19.74                         26,589 (1)
                                               =======                      ======                         ======

(1) As of December 31, 2003, 34,246 shares of restricted stock had been granted, which are excluded from the total.

Item 12.  Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Transactions With Certain Related Parties."

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

               (1) Financial Statements

                  Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2003 Annual Report to Stockholders.

                  Independent Accountants' Report                                  30

                  Consolidated Balance Sheets as of
                  December 31, 2003 and 2002                                    31-32

                  Consolidated Statements of Income for the years
                  ended December 31, 2003 and 2002                              33-34

                  Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 2003 and 2002                    35-36

Consolidated Statements of Cash Flows for the years
ended December 31, 2003 and 2002                              37-38

Notes to Consolidated Financial Statements                    39-66

The remaining information appearing in the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

4.0       Form of Stock Certificate of First BancTrust Corporation*

10.1      Employment Agreement between First BancTrust Corporation, First
          Bank & Trust, s.b. and Terry J. Howard**(1)

10.2      2002 Stock Option Plan***(1)

10.3      2002 Recognition and Retention Plan and Trust Agreement***(1)

10.4      First BancTrust Corporation Deferred Compensation Plan (****)(1)

10.5      Amendment Number One to First BancTrust Corporation Deferred
          Compensation Plan (****)(1)

13.0      2003 Annual Report to Stockholders (filed herewith)

14.0      Code of Ethics (Filed herewith)

21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

23.0      Consent of BKD, LLP (filed herewith)

31.1      Certification of Terry J. Howard, required by Rule 13a-14(a).

31.2      Certification of Ellen M. Litteral, required by Rule 13a-14(a).

32.1 Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley
          Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley
          Act of 2002 (18 U.S.C. 1350).

--------------

* Incorporated herein by reference from the Registration Statement on Form SB-2, as amended, filed on December 15, 2000, Registration No. 333-51934.

** Incorporated herein by reference from the Registrant's Form 10-KSB filed on April 1, 2002.

*** Incorporated herein by reference from the Registrant's definitive proxy statement filed on March 22, 2002.

**** Incorporated herein by reference from the Registrant's Form 10-KSB filed on March 28, 2003.

(1) Management contract or compensatory plan or arrangement.

          (3)(b) Reports on Form 8-K.

                 None

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Registrant's Proxy Statement under the caption "Item 2. Ratification of Auditors."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First BancTrust Corporation

Date: March 25, 2004              /s/ Terry J. Howard
                                  -----------------------------------------
                                  Terry J. Howard
                                  President, Chief Executive Officer
                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2004            /s/ Terry J. Howard
                                -----------------------------------------
                                Terry J. Howard
                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)

Date: March 25 2004              /s/ Terry T. Hutchison
                                 ---------------------------------
                                 Terry T. Hutchison
                                 Chairman of the Board of Directors

Date: March 25, 2004             /s/ Vick N. Bowyer
                                 ----------------------------------
                                 Vick N. Bowyer, Director

Date: March 25, 2004             /s/David W. Dick
                                 ----------------------------------
                                 David W. Dick, Director

Date: March 25, 2004             /s/ James D. Motley
                                 -------------------------------
                                 James D. Motley, Director

Date: March 25, 2004             /s/ Joseph R. Schroeder
                                 ---------------------------------
                                 Joseph R. Schroeder, Director

Date: March 25, 2004             /s/ John W. Welborn
                                 ----------------------------------
                                 John W. Welborn, Director

Date: March 25, 2004             /s/ Ellen M. Litteral
                                 ----------------------------------
                                 Ellen M. Litteral, Chief Financial
                                 Officer and Treasurer (Principal
                                 Accounting and Financial
                                 Officer