Form 10QSB
period 2004-03-31
FIRST BANCTRUST CORP
filed 2004-05-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535

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

  AS OF MAY 12, 2004 THE REGISTRANT HAD OUTSTANDING 1,250,225 SHARES OF COMMON
                                     STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                 Index                                                   Page
PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                     1
                 (As of March 31, 2004 and December 31, 2003)
                 Condensed Consolidated Statements of Income               2
                 (For the three months ended March 31, 2004 and 2003)
                 Condensed Consolidated Statements of Cash Flows           4
                 (For the three months ended March 31, 2004 and 2003)
    Item 2       Management's Discussion and Analysis of
                   Financial Condition or Plan of Operation               10
    Item 3       Controls and Procedures                                  17

PART II - Other Information

    Item 1       Legal Proceedings                                        17
    Item 2       Changes in Securities and Issuer Purchases of
                 Equity Securities                                        18
    Item 3       Defaults Upon Senior Securities                          18
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                18
    Item 5       Other Information                                        19
    Item 6       Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                19

CERTIFICATIONS                                                            20

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                          MARCH 31,     DECEMBER 31,
                                                                            2004           2003
                                                                         (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                               $   5,420       $   6,581
    Interest-bearing demand deposits                                          7,160           3,713
                                                                          ---------       ---------
           Cash and cash equivalents                                         12,580          10,294
    Available-for-sale securities                                            94,384          93,742
    Loans held for sale                                                         316             453
    Loans, net of allowance for loans losses of $2,212 and $2,124           106,879         106,411
    Premises and equipment                                                    2,704           2,781
    Federal Home Loan Bank stock                                              4,071           4,006
    Foreclosed assets held for sale, net                                        147              95
    Interest receivable                                                       1,849           2,238
    Loan servicing rights, net of valuation allowance of $240 and $267          862             964
    Cash surrender value of life insurance                                    4,333           4,346
    Deferred income taxes                                                        --              37
    Other assets                                                                759             827
                                                                          ---------       ---------

           Total assets                                                   $ 228,884       $ 226,194
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Noninterest bearing deposits                                          $  16,292       $  15,495
    Interest bearing deposits                                               148,334         147,533
                                                                          ---------       ---------
           Total deposits                                                   164,626         163,028
    Federal Home Loan Bank advances                                          35,500          35,500
    Pass through payments received on loans sold                                244             262
    Advances from borrowers for taxes and insurance                             240             109
    Deferred income taxes                                                       336              --
    Interest payable                                                            150             127
    Other                                                                       637             777
                                                                          ---------       ---------
           Total liabilities                                                201,733         199,803
                                                                          ---------       ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
    Common stock, $.01 par value, 5,000,000 shares authorized;
      1,520,875 shares issued and 1,250,225 shares outstanding                   15              15
    Additional paid-in capital                                               14,630          14,579
    Retained earnings                                                        17,844          17,743
    Unearned employee stock ownership plan shares -
      76,058 and 79,859 shares                                                 (879)           (923)
    Unearned incentive plan shares - 47,702 and 49,415 shares                  (787)           (815)
    Accumulated other comprehensive income                                      892             356
    Treasury stock, at cost - 270,650 shares                                 (4,564)         (4,564)
                                                                          ---------       ---------
           Total stockholders' equity                                        27,151          26,391
                                                                          ---------       ---------

           Total liabilities and stockholders' equity                     $ 228,884       $ 226,194
                                                                          =========       =========

See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                                     2004       2003
-------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                                 $ 1,972    $ 2,232
      Tax exempt                                                                   16          9
    Securities
      Taxable                                                                     763        714
      Tax exempt                                                                   93         75
    Dividends on Federal Home Loan Bank stock                                      65         56
    Deposits with financial institutions and other                                 11         17
                                                                              -------    -------
           Total interest and dividend income                                   2,920      3,103
                                                                              -------    -------

INTEREST EXPENSE
    Deposits                                                                      761        847
    Federal Home Loan Bank advances and other debt                                363        315
                                                                              -------    -------
           Total interest expense                                               1,124      1,162
                                                                              -------    -------

NET INTEREST INCOME                                                             1,796      1,941
    Provision for loan losses                                                     150        164
                                                                              -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             1,646      1,777
                                                                              -------    -------

NONINTEREST INCOME
    Customer service fees                                                         186        165
    Other service charges and fees                                                169        212
    Net gains on loan sales                                                        60        166
    Net realized gains on sales of available-for-sale securities                   37         --
    Net loan servicing fees                                                       131        136
    Brokerage fees                                                                  8         35
    Abstract and title fees                                                        83        105
    Other                                                                          73         71
                                                                              -------    -------
           Total noninterest income                                               747        890
                                                                              -------    -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                              1,169      1,029
    Net occupancy expense                                                          74         54
    Equipment expense                                                             146        174
    Data processing fees                                                          103        101
    Professional fees                                                             116         75
    Foreclosed assets expense, net                                                 28         25
    Marketing expense                                                              46         50
    Amortization of loan servicing rights                                         155        262
    Recovery of impairment of loan servicing rights                               (27)       (84)
    Other expenses                                                                237        234
                                                                              -------    -------
           Total noninterest expense                                            2,047      1,920
                                                                              -------    -------

INCOME BEFORE INCOME TAX                                                      $   346    $   747

    Income tax expense                                                            120        235
                                                                              -------    -------

NET INCOME                                                                        226        512
                                                                              -------    -------

OTHER COMPREHENSIVE INCOME:

    Unrealized appreciation (depreciation) on available-for-sale securities       560       (394)

    Less: Reclassification adjustment for realized gains included
      in net income                                                                24         --
                                                                              -------    -------

                                                                                  536       (394)
                                                                              -------    -------

COMPREHENSIVE INCOME                                                          $   762    $   118
                                                                              =======    =======

BASIC EARNINGS PER SHARE                                                      $  0.20    $  0.43
                                                                              =======    =======

DILUTED EARNINGS PER SHARE                                                    $  0.19    $  0.41
                                                                              =======    =======

See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                             2004        2003
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                        $    226    $    512
    Items not requiring (providing) cash
      Depreciation and amortization                                         72          70
      Provision for loan losses                                            150         164
      Investment securities amortization, net                               82         106
      Amortization of loan servicing rights                                155         262
      Recovery of impairment of loan servicing rights                      (27)        (84)
      Deferred income taxes                                                 --          (6)
      Net realized gains on available-for-sale securities                  (37)         --
      Net loss on sales of foreclosed assets                                14           7
      Net loss on sale of premises and equipment                             6          --
      Net gains on loan sales                                              (60)       (166)
      Loans originated for sale                                         (3,033)    (11,852)
      Proceeds from sales of loans originated for sale                   3,204      11,251
      Federal Home Loan Bank stock dividends                               (65)        (47)
      Compensation expense related to employee stock ownership plan         96          65
      Compensation expense related to incentive plan                        27          27

      Changes in
        Interest receivable                                                389         564
        Cash surrender value of life insurance                              13         (44)
        Other assets                                                        68        (149)
        Interest payable                                                    23          47
        Other liabilities                                                 (140)        (80)
                                                                      --------    --------

          Net cash provided  by operating activities                     1,163         647
                                                                      --------    --------

INVESTING ACTIVITIES
    Purchases of available-for-sale securities                          (7,197)    (28,228)
    Proceeds from maturities of available-for-sale securities            7,284      14,358
    Proceeds from sales of available-for-sale securities                   135          --
    Net change in loans                                                   (740)      1,869
    Proceeds from sales of foreclosed assets                                56          79
    Proceeds from sales of premises and equipment                           10          --
    Purchases of premises and equipment                                    (11)        (47)
                                                                      --------    --------

          Net cash used by investing activities                           (463)    (11,969)
                                                                      --------    --------

FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      NOW and savings deposits                                        $  2,652    $   (111)
    Net increase (decrease) in certificates of deposit                  (1,054)        292
    Proceeds from the issuance of Federal Home Loan Bank advances           --      18,000
    Repayment of Federal Home Loan Bank advances and other debt             --      (6,001)
    Pass through payments received on loans sold                           (18)       (115)
    Net increases in advances by borrowers for taxes and insurance         131         133
    Dividends paid                                                        (125)        (68)
    Purchase of treasury stock                                              --      (1,498)
                                                                      --------    --------

          Net cash provided (used) by financing activities               1,586      10,632
                                                                      --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,286        (690)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            10,294      10,453
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 12,580    $  9,763
                                                                      ========    ========

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate acquired in settlement of loans                       $    122    $    172

    Interest paid                                                     $  1,101    $  1,115

    Income tax paid                                                   $      0    $    290

See notes to condensed financial statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2003 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months       Three Months
                                                       Ended              Ended
                                                   March 31, 2004     March 31, 2003
Net income, as reported                               $    226           $    512

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                             (33)               ---
                                                      --------           --------

Pro forma net income                                  $    193           $    512
                                                      ========           ========

EARNINGS PER SHARE:

    Basic - as reported                               $   0.20           $   0.43
    Basic - pro forma                                 $   0.17           $   0.43
    Diluted - as reported                             $   0.19           $   0.41
    Diluted - pro forma                               $   0.16           $   0.41

Note 2 - Conversion to Stock Form of Ownership

On October 16, 2000 the Board of Directors of First Bank & Trust, sb (the "Bank") adopted a Plan of Conversion to convert from an Illinois mutual savings bank to an Illinois stock savings bank with the concurrent formation of a holding company. First BancTrust Corporation (the "Company") was incorporated in November 2000. A subscription offering of the shares of common stock, $0.01 par value per share ("Common Stock"), of the Company was offered initially to eligible deposit account holders of the Bank. The Bank's conversion from an Illinois mutual savings bank to an Illinois stock savings bank was completed on April 18, 2001 (the "Conversion").

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

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. In the initial stock offering, deposit account owners purchased all available shares. The ESOP purchased required shares in the open market subsequent to the conversion date for $1.4 million with funds borrowed from the Company. The ESOP expense was $96,000 and $65,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2004 and 2003. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                Weighted
                                                                 Average   Per Share
                                                     Income      Shares      Amount
                                                   ---------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2004:

Basic Earnings Per Share:
  Income available to common stockholders          $     226   1,124,627   $  0.20

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                  50,546
  Stock Options                                                   26,077

                                                   -------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                             $     226   1,201,250   $  0.19
                                                   ===============================

FOR THE THREE MONTHS ENDED MARCH 31, 2003:

Basic Earnings Per Share:
  Income available to common stockholders          $     512   1,186,356   $  0.43

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                  56,269

                                                   -------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                             $     512   1,242,625   $  0.41
                                                   ===============================

Note 5 - Authorized Share Repurchase Program

On March 13, 2003, the Board of Directors authorized the open-market stock repurchases of up to 3.9% or 46,500 shares of the Company's outstanding stock over the next one-year period ending March 13, 2004. Of the 46,500 shares authorized, 41,722 shares were repurchased on the open market before the repurchase resolution expired. On May 15, 2003, the Board of Directors authorized the open-market stock repurchases of up to 5%, or 62,272 of the Company's outstanding stock over the one-year period ending May 15, 2004, as, in the opinion of management, market conditions warrant. Previously, the Company had completed three other repurchase programs for stock repurchases of 228,928 shares representing 16.1% of the outstanding shares. As of May 12, 2004, the Company had repurchased a cumulative total of 270,650 shares.

Note 6 - Subsequent Event

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. The Company will retroactively apply the impact of this stock split in all financial statements published after May 21, 2004.

Note 7 - Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position on results of operations of the Company.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company has adopted the requirements of this EITF.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at March 31, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month period ending March 31, 2004 to the same period in 2003. Application was made and approved in 2003 by regulators to establish a new banking facility in Savoy, Illinois in Champaign County. Operations began in a temporary facility in late September, 2003 with the purchase of $3.2 million in deposits from another area financial institution. Permanent facilities are under construction in a prime commercial area, which should be completed in mid-2004. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $2.7 million or 1.2%, to $228.9 million at March 31, 2004 from $226.2 million at December 31, 2003. The increase in assets was primarily due to increases in cash and cash equivalents of $2.3 million, increases in available-for-sale securities of 642,000, and in loans, net of allowance for loan losses, of $468,000, offset by a decrease in loans held for sale of $137,000, a decrease in interest receivable of $389,000, and a $102,000 decrease in loan servicing rights, net of valuation allowance. The increase in assets was funded primarily by an increase in deposits.

The Company's cash and due from banks decreased by $1.2 million or 17.6% to $5.4 million at March 31, 2004 from $6.6 million at December 31, 2003. This decrease was more than offset by an increase in interest-bearing demand deposits of $3.4 million or 92.8% to $7.2 million at March 31, 2004 compared to $3.7 million at December 31, 2003. The net increase in cash and cash equivalents of $2.3 million was primarily a result of an increase in deposits. Available-for-sale investment securities amounted to $94.4 million at March 31, 2004 compared to $93.7 million at December 31, 2003, a $642,000 increase. The increase resulted from $7.2 million in investment purchases, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, and an increase in market value of $909,000, partially offset by calls and maturities of $7.3 million.

Loans held for sale decreased by $137,000 from $453,000 at December 31, 2003 to $316,000 at March 31, 2004, a decrease of 30.2%. The 1-4 family refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. During the first quarter of 2004, residential loans originated for resale into the secondary market totaled $3.0 million compared to $11.9 million in the first quarter of 2003. Loans held for sale at March 31, 2004 consisted entirely of single-family residential loans.

The Company's net loan portfolio increased by $468,000 to $106.9 million at March 31, 2004 from $106.4 million at December 31, 2003. Gross loans increased by $556,000 while the allowance for loan losses increased by $88,000. Loans secured by 1-4 family residences decreased by $1.2 million, although home equity loans increased by $228,000 and second mortgages secured by 1-4 family residences increased by $12,000. Farmland loans increased by $2.0 million and nonfarm nonresidential real estate loans increased by $300,000, while agricultural production loans decreased by $284,000 and consumer loans decreased $191,000. Other loans decreased by $138,000 and commercial loans decreased by $101,000.

At March 31, 2004 the allowance for loan losses was $2.2 million or 2.03% of the total loan portfolio compared to $2.1 million, or 1.96% at December 31, 2003. During the first quarter of 2004, the Company charged off $100,000 of loan losses, of which $37,000 were consumer loans, $30,000 related to one commercial loan, $20,000 pertained to three 1-4 family residential loans, and $13,000 was a loss from a commercial real estate loan. The chargeoffs of $100,000 were partially offset by $38,000 in recoveries. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.35% or $2.5 million at December 31, 2003 compared to 1.99% or $2.2 million at March 31, 2004. This decrease was primarily a result of reduced delinquencies 90 days and over from $1.1 million at December 31, 2003 compared to $457,000 at March 31, 2004. The Company's troubled debt restructurings of $1.7 million at March 31, 2004 consists primarily of restructured commercial and agricultural loans. Included in the $1.7 million of troubled debt restructurings are restructured agricultural loans of $1.1 million which are 90% guaranteed for $947,000 by the Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totaling $147,000 at March 31, 2004 increased $52,000, compared to $95,000 at December 31, 2003. As of March 31, 2004 the Company had three real estate properties totaling $106,000 consisting of three single-family residential properties and other repossessed assets of $41,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $389,000 or 17.4% from $2.2 million to $1.8 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $65,000 due to the receipt of dividends in the form of stock.

Loan servicing rights declined by $102,000 from $964,000 at December 31, 2003 to $862,000 at March 31, 2004. Gross loan servicing rights decreased by $129,000 from $1.2 million at December 31, 2003 to $1.1 million at March 31, 2004 due to amortization of loan servicing rights of $155,000 offset by newly capitalized assets of $26,000. The valuation allowance decreased from $267,000 at December 31, 2003 to $240,000 at March 31, 2004, a $27,000 recovery of a previous impairment as a result of current valuations.

The Company's total deposits amounted to $164.6 million at March 31, 2004 compared to $163.0 million at December 31, 2003, an increase of $1.6 million. The 1.0% increase in total deposits was due to a $797,000 increase in non-interest bearing deposits, and a $801,000 increase in interest bearing deposits. The increase in interest bearing deposits was a result of an increase of $1.2 million in interest-bearing checking accounts, a $674,000 increase in savings accounts, partially offset by a $1.1 million decrease in certificates of deposit.

Federal Home Loan Bank advances and other debt remained constant at $26.5 million at December 31, 2003 and March 31, 2004. The total average rate of all advances was 4.04% as of March 31, 2004.

Advances from borrowers for taxes and insurance increased by $131,000 from $109,000 at December 31, 2003 to $240,000 at March 31, 2004. Adjustments to deferred income taxes for the tax effect of the increase in market value of investment securities available for sale resulted in a deferred tax liability of $336,000 at March 31, 2004 compared to a deferred tax asset of $37,000 at December 31, 2003.

Stockholders' equity at March 31, 2004 was $27.2 million compared to $26.4 million at December 31, 2003, an increase of $760,000. Retained earnings increased by the amount of net income or $226,000, partially offset by $125,000 in dividends declared and paid. Accumulated comprehensive income increased by $536,000 due to an increase in the fair value of securities available for sale, net of tax.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

Net income for the three months ended March 31, 2004 decreased by $286,000 or 55.9% from $512,000 for the three months ended March 31, 2003 to $226,000 for the three months ended March 31, 2004. The decrease in net income is primarily due to decreases in net interest income and noninterest income, and an increase in noninterest expense, partially offset by a slight decrease in the provision for loan losses.

Net interest income decreased $145,000 or 7.5% from $1.94 million for the three months ended March 31, 2003 to $1.80 million for the three months ended March 31, 2004. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $183,000 partially offset by a decrease of $38,000 in interest expense. The Company's net interest margin was 3.48% and 4.14% during the three months ended March 31, 2004 and 2003, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $183,000 or 5.9% from $3.10 million for the three months ended March 31, 2003 to $2.92 million for the three months ended March 31, 2004. The decrease was primarily due to a decrease in loan interest income partially offset by increased interest income on securities available for sale. The decrease of $253,000 in loan interest income was primarily due to a decrease in the average loan rate of 107 basis points, partially offset by an increase in average loans. Interest and dividend income from available for sale securities increased by $67,000 primarily due to an increase in the average balance of available for sale investments, partially offset by a decrease in average interest rate of 48 basis points.

Interest expense declined by $38,000 or 3.3% from $1.16 million for the three months ended March 31, 2003 to $1.12 million for the three months ended March 31, 2004. This decline was primarily due to a decrease of $86,000 in interest on deposits, partially offset by $48,000 increase in interest on Federal Home Loan Bank advances. The $86,000 decrease in interest expense on deposits was primarily due to a decrease of 53 basis points in the average interest rate on deposits, partially offset by an increase in the average balance of deposits. The $48,000 increase in interest on Federal Home Loan Bank advances was due to an increase in the average balance, partially offset by a 14 basis point reduction in interest rate.

For the three months ended March 31, 2004 and 2003 the provision for losses on loans was $150,000 and $164,000, respectively. The provision for the three months ended March 31, 2004 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2004, its allowance for loan losses was adequate.

Noninterest income decreased $143,000 or 16.1% from $890,000 for the three months ended March 31, 2003 to $747,000 for the three months ended March 31, 2004. The decrease was primarily a result of decreases in net gains on loan sales and other service fees and charges, decreases in brokerage fees and abstracting income, partially offset by an increase in net realized gains on sales of available for sale securities and increased customer service fees. Net gains on loan sales decreased by $106,000 from $166,000 for the three months ended March 31, 2003 to $60,000 for the three months ended March 31, 2004. This decline occurred as loan sales decreased from $11.9 million loans sold in the first quarter 2003 to $3.2 million loans sold in the first quarter 2004. Loan refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. Other service charges and fees decreased by $43,000 from $212,000 for the three months ended March 31, 2003 to $169,000 for the three months ended March 31, 2004 primarily due to a decrease in fees associated with residential loans sold into the secondary market resulting from the reduced loan volume. Abstracting and title fees also declined by $22,000 from $105,000 for the three months ended March 31, 2003 to $83,000 for the three months ended March 31, 2004, due to the high level of refinancing activity in 2003. Net realized gains on sales of available for sale securities of $37,000 for the three months ended March 31, 2004 resulted from the sale of equity securities.

Total noninterest expenses were $2.05 million for the three months ended March 31, 2004 as compared to $1.92 million for the three months ended March 31, 2003. The primary reason for the $127,000 increase was an increase in salaries and employee benefits of $140,000, an increase in professional fees of $41,000, and a reduction in the recovery of a previously identified impairment of loan servicing rights of $57,000, partially offset by a reduction of $107,000 in amortization of loan servicing rights. Salaries and employee benefits increased by $140,000 from $1.03 million for the three months ended March 31, 2003 to $1.17 million for the three months ended March 31, 2004. The salary increase was $94,000 which was primarily due to normal pay increases and the addition of four full-time employees and one part-time employee. The majority of the employee additions are a result of the branch expansion into Savoy. The increase in employee benefits of $45,000 was primarily due to increased health insurance expense and increased Employee Stock Ownership Plan ("ESOP") expense. Health insurance expense was $99,000 for the three months ended March 31, 2004 compared to $80,000 for the three months ended March 31, 2003, a $19,000 increase as a result a higher premiums. ESOP expense increased due to a higher average share price. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the ESOP expense increases accordingly.

Professional fees increased by $41,000 from $75,000 for the three months ended March 31, 2003 to $116,000 for the same period in 2004. The increase was primarily a result of higher legal fees in 2004, primarily related to the expansion into Savoy, and increased consulting fees, primarily from the retention of an investors relations consulting firm. Amortization of loan servicing rights decreased from $262,000 for the three months ended March 31, 2003 to $155,000 for the three months ended March 31, 2004, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $84,000 for the three months ended March 31, 2003 compared to $27,000 for the three months ended March 31, 2004. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates.

Income tax expense was $120,000 for the three months ended March 31, 2004 as compared to $235,000 for the three months ended March 31, 2003. The decrease of $115,000 in income tax expense was due to a decrease in income before taxes of $401,000. The effective tax rates were 34.7% and 31.5%, respectively, for the three months ended March 31, 2004 and 2003.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $862,000 and $964,000, respectively.

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

LIQUIDITY

At March 31, 2004, the Company had outstanding commitments to originate $6.8 million in loans. In addition, open-end line of credit loans had $9.1 million available to be drawn upon. As of March 31, 2004, the total amount of certificates scheduled to mature in the following 12 months was $41.8 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available as an additional source of funds.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2004:

                                                                     REQUIRED FOR               TO BE WELL
                                             ACTUAL                ADEQUATE CAPITAL             CAPITALIZED
                                       ------------------------------------------------------------------------
                                        Amount       %           Amount           %         Amount           %
                                       ------------------------------------------------------------------------
         MARCH 31, 2004                                        (Dollars in thousands)
         --------------                ------------------------------------------------------------------------
Total capital (to risk-weighted
assets)                                $25,331     22.10         $9,171          8.0        $11,464        10.0

Tier 1 capital (to risk-weighted
assets)                                 23,889     20.84          4,586          4.0          6,879         6.0

Tier 1 capital (to average assets)      23,889     10.73          8,909          4.0         11,136         5.0

The Company's consolidated capital-to-asset requirements and actual capital as of March 31, 2004 are summarized in the following table:

                                                                    REQUIRED FOR                TO BE WELL
                                             ACTUAL               ADEQUATE CAPITAL              CAPITALIZED
                                       ------------------------------------------------------------------------
                                       Amount        %           Amount           %         Amount           %
                                       ------------------------------------------------------------------------
         MARCH 31, 2004                                        (Dollars in thousands)
         --------------                ------------------------------------------------------------------------
Total capital (to risk-weighted
assets)                                $27,603     23.80         $9,278          8.0          ---           N/A

Tier 1 capital (to risk-weighted
assets)                                 26,144     22.54          4,639          4.0          ---           N/A

Tier 1 capital (to average assets)      26,144     11.66          8,968          4.0          ---           N/A

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2004, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITITES

(e) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                      (c) TOTAL
                                                                      NUMBER OF         (d) MAXIMUM
                                                                        SHARES           NUMBER OF
                                                                     PURCHASED AS     SHARES THAT MAY
                          (a) TOTAL                                PART OF PUBLICLY       YET BE
                          NUMBER OF          (b) AVERAGE              ANNOUNCED          PURCHASED
                           SHARES           PRICE PAID PER             PLANS OR       UNDER THE PLANS
 PERIOD                   PURCHASED             SHARE                  PROGRAMS         OR PROGRAMS
-----------------------------------------------------------------------------------------------------
01/01/04  -                   -                   -                       -               62,272
01/31/04

02/01/04  -                   -                   -                       -               62,272
02/29/04

03/01/04  -                   -                   -                       -               62,272
03/31/04

Total                         -                   -                       -               62,272

(1) We did not repurchase any shares of our common stock pursuant to the repurchase program that we announced on May 15, 2003 (the "Program").

(2) Our board of directors approved the repurchase by us of 5%, or 62,272 shares pursuant to the Program. The expiration date of this Program is May 15, 2004. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      (b) The Company filed a Current Report on Form 8-K on February 17, 2004 related to its news release to report financial results for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST BANCTRUST CORPORATION

Date:  May 13, 2004                     /s/  Terry J. Howard
                                        -------------------------------------
                                        Terry J. Howard
                                        President and Chief Executive Officer

Date:  May 13, 2004                     /s/  Ellen M. Litteral
                                        -------------------------------------
                                        Ellen M. Litteral
                                        Treasurer and Chief Financial Officer