Form 10QSB
period 2004-06-30
FIRST BANCTRUST CORP
filed 2004-08-12
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535


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

              AS OF AUGUST 12, 2004 THE REGISTRANT HAD OUTSTANDING
                       2,500,450 SHARES OF COMMON STOCK.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report


                           Index                                       Page

     PART I - Financial Information

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                  1
                  Condensed Consolidated Statements of Income            2
                  Condensed Consolidated Statements of Income            4
                  Condensed Consolidated Statements of Cash Flows        6
         Item 2   Management's Discussion and Analysis of
                    Financial Condition or Plan of Operation            13
         Item 3   Controls and Procedures                               23

     PART II - Other Information

         Item 1   Legal Proceedings                                     23
         Item 2   Changes in Securities and Issuer Purchases of
                  Equity Securities                                     23
         Item 3   Defaults Upon Senior Securities                       24
         Item 4   Submission of Matters to a Vote of Security
                    Holders                                             24
         Item 5   Other Information                                     25
         Item 6   Exhibits and Reports on Form 8-K                      25

     SIGNATURES                                                         26

     CERTIFICATIONS                                                     27

                          FIRST BANCTRUST CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)


                                                                             JUNE 30,      DECEMBER 31,
                                                                               2004           2003
                                                                            (unaudited)
-------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                $   4,409      $   6,581
     Interest-bearing demand deposits                                           3,754          3,713
                                                                            ---------      ---------
            Cash and cash equivalents                                           8,163         10,294
     Available-for-sale securities                                             85,650         93,742
     Loans held for sale                                                          781            453
     Loans, net of allowance for loan losses of $2,200 and $2,124             111,020        106,411
     Premises and equipment                                                     2,706          2,781
     Federal Home Loan Bank stock                                               4,131          4,006
     Foreclosed assets held for sale, net                                         157             95
     Interest receivable                                                        1,601          2,238
     Loan servicing rights, net of valuation allowance of $149 and $267           847            964
     Cash surrender value of life insurance                                     4,378          4,346
     Deferred income taxes                                                        848             37
     Other assets                                                                 947            827
                                                                            ---------      ---------

            Total assets                                                    $ 221,229      $ 226,194
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Noninterest bearing deposits                                           $  15,200      $  15,495
     Interest bearing deposits                                                143,606        147,533
                                                                            ---------      ---------
            Total deposits                                                    158,806        163,028
     Federal Home Loan Bank advances                                           35,500         35,500
     Pass through payments received on loans sold                                 135            262
     Advances from borrowers for taxes and insurance                              146            109
     Interest payable                                                             141            127
     Other                                                                        754            777
                                                                            ---------      ---------
            Total liabilities                                                 195,482        199,803
                                                                            ---------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.005 par value; 1,000,000 shares authorized and unissued
     Common stock, $.005 par value, 5,000,000 shares authorized;
       3,041,750 shares issued and 2,500,450 shares outstanding                    15             15
     Additional paid-in capital                                                14,683         14,579
     Retained earnings                                                         18,019         17,743
     Unearned employee stock ownership plan shares -
       144,514 and 159,718 shares                                                (835)          (923)
     Unearned incentive plan shares - 91,978 and 98,830 shares                   (759)          (815)
     Accumulated other comprehensive income (loss)                               (812)           356
     Treasury stock, at cost - 541,300 shares                                  (4,564)        (4,564)
                                                                            ---------      ---------
            Total stockholders' equity                                         25,747         26,391
                                                                            ---------      ---------

            Total liabilities and stockholders' equity                      $ 221,229      $ 226,194
                                                                            =========      =========



See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                  (in thousands of dollars-except share data)
                                  (unaudited)

SIX MONTHS ENDED JUNE 30                                                2004         2003
-------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                         $ 3,960      $ 4,340
       Tax exempt                                                           32           18
     Securities
       Taxable                                                           1,504        1,364
       Tax exempt                                                          187          155
     Dividends on Federal Home Loan Bank stock                             125          107
     Deposits with financial institutions and other                         19           35
                                                                       -------      -------
            Total interest and dividend income                           5,827        6,019
                                                                       -------      -------

INTEREST EXPENSE
     Deposits                                                            1,462        1,654
     Federal Home Loan Bank advances and other debt                        726          680
                                                                       -------      -------
            Total interest expense                                       2,188        2,334
                                                                       -------      -------

NET INTEREST INCOME                                                      3,639        3,685
     Provision for loan losses                                             262          333
                                                                       -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      3,377        3,352
                                                                       -------      -------

NONINTEREST INCOME
     Customer service fees                                                 419          366
     Other service charges and fees                                        361          446
     Net gains on loan sales                                               156          421
     Net realized gains on sales of available-for-sale securities           37           --
     Net loan servicing fees                                               255          262
     Brokerage fees                                                         35           57
     Abstract and title fees                                               172          227
     Other                                                                 165          139
                                                                       -------      -------
            Total noninterest income                                     1,600        1,918
                                                                       -------      -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                      2,322        2,051
     Net occupancy expense                                                 140          102
     Equipment expense                                                     360          337
     Data processing fees                                                  211          206
     Professional fees                                                     228          148
     Foreclosed assets expense, net                                         46           61
     Marketing expense                                                     136          112
     Amortization of loan servicing rights                                 321          467
     Recovery of impairment of loan servicing rights                      (118)        (138)
     Other expenses                                                        498          451

                                                                       -------      -------
            Total noninterest expense                                    4,144        3,797
                                                                       -------      -------

INCOME BEFORE INCOME TAX                                                   833        1,473

     Income tax expense                                                    283          502
                                                                       -------      -------

NET INCOME                                                             $   550      $   971
                                                                       =======      =======

BASIC EARNINGS PER SHARE                                               $  0.24      $  0.42
                                                                       =======      =======

DILUTED EARNINGS PER SHARE                                             $  0.23      $  0.40
                                                                       =======      =======



See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                  (in thousands of dollars-except share data)
                                   (unaudited)


THREE MONTHS ENDED JUNE 30                                2004         2003
--------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                           $ 1,988      $ 2,108
       Tax exempt                                             16            9
     Securities
       Taxable                                               741          650
       Tax exempt                                             94           80
     Dividends on Federal Home Loan Bank stock                60           51
     Deposits with financial institutions and other            8           18
                                                         -------      -------
            Total interest and dividend income             2,907        2,916
                                                         -------      -------

INTEREST EXPENSE
     Deposits                                                701          807
     Federal Home Loan Bank advances and other debt          363          365
                                                         -------      -------
            Total interest expense                         1,064        1,172
                                                         -------      -------

NET INTEREST INCOME                                        1,843        1,744
     Provision for loan losses                               112          169
                                                         -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,731        1,575
                                                         -------      -------

NONINTEREST INCOME
     Customer service fees                                   233          201
     Other service charges and fees                          192          234
     Net gains on loan sales                                  96          255
     Net loan servicing fees                                 124          126
     Brokerage fees                                           27           22
     Abstract and title fees                                  89          122
     Other                                                    92           68
                                                         -------      -------
            Total noninterest income                         853        1,028
                                                         -------      -------

NONINTEREST EXPENSE
     Salaries and employee benefits                        1,153        1,022
     Net occupancy expense                                    66           48
     Equipment expense                                       214          163
     Data processing fees                                    108          105
     Professional fees                                       112           73
     Foreclosed assets expense, net                           18           36
     Marketing expense                                        90           62
     Amortization of loan servicing rights                   166          204
     Recovery of impairment of loan servicing rights         (91)         (53)
     Other expenses                                          261          217

                                                         -------      -------
            Total noninterest expense                      2,097        1,877
                                                         -------      -------

INCOME BEFORE INCOME TAX                                     487          726

     Income tax expense                                      163          267
                                                         -------      -------

NET INCOME                                               $   324      $   459
                                                         =======      =======

BASIC EARNINGS PER SHARE                                 $  0.14      $  0.20
                                                         =======      =======

DILUTED EARNINGS PER SHARE                               $  0.13      $  0.19
                                                         =======      =======



See notes to condensed consolidated financial statements.

                            FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)
                                    (unaudited)

SIX MONTHS ENDED JUNE 30                                             2004        2003
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                      $    550    $    971
  Items not requiring (providing) cash
    Depreciation and amortization                                      140         137
    Provision for loan losses                                          262         333
    Investment securities amortization, net                            132         272
    Amortization of loan servicing rights                              321         467
    Recovery of impairment of loan servicing rights                   (118)       (138)
    Deferred income taxes                                               --         (12)
    Net realized gains on available-for-sale securities                (37)         --
    Net loss on sales of foreclosed assets                               4          22
    Net loss on sale of premises and equipment                           6          --
    Net gains on loan sales                                           (156)       (421)
    Loans originated for sale                                       (8,675)    (27,825)
    Proceeds from sales of loans originated for sale                 8,417      27,328
    Federal Home Loan Bank stock dividends                            (125)       (107)
    Compensation expense related to employee stock ownership plan      194         141
    Compensation expense related to incentive plan                      55          55

    Changes in
      Interest receivable                                              637         656
      Cash surrender value of life insurance                           (32)        (87)
      Other assets                                                    (120)       (178)
      Interest payable                                                  14          43
      Other liabilities                                                (23)       (322)
                                                                  --------    --------

        Net cash provided by operating activities                    1,446       1,335
                                                                  --------    --------

INVESTING ACTIVITIES
  Purchases of available-for-sale securities                       (11,993)    (57,010)
  Proceeds from maturities of available-for-sale securities         17,876      44,015
  Proceeds from sales of available-for-sale securities                 135          --
  Net change in loans                                               (5,146)        151
  Proceeds from sales of foreclosed assets                             209         292
  Proceeds from sales of premises and equipment                         10          --
  Purchases of premises and equipment                                  (81)       (157)
                                                                  --------    --------

        Net cash provided (used) by investing activities             1,010     (12,709)
                                                                  --------    --------

FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, money market,
       NOW and savings deposits                                          $   (660)     $  5,992
     Net decrease in certificates of deposit                               (3,562)         (241)
     Proceeds from the issuance of Federal Home Loan Bank advances             --        18,000
     Repayment of Federal Home Loan Bank advances and other debt               --        (9,001)
     Pass through payments received on loans sold                            (127)          127
     Net increases in advances by borrowers for taxes and insurance            37           261
     Dividends paid                                                          (275)         (196)
     Purchase of treasury stock                                                --        (1,581)
                                                                         --------      --------

           Net cash provided (used) by financing activities                (4,587)       13,361
                                                                         --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,131)        1,987

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               10,294        10,453
                                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  8,163      $ 12,440
                                                                         ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION

     Real estate acquired in settlement of loans                         $    275      $    262

     Interest paid                                                       $  2,174      $  2,291

     Income tax paid                                                     $      0      $    875


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
        (table dollar amounts in thousands of dollars-except share data)


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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                        Three Months    Three Months         Six Months           Six Months
                                           Ended            Ended               Ended               Ended
                                        June 30, 2004   June 30, 2003       June 30, 2004       June 30, 2003
Net income, as reported                    $   324        $   459              $   550             $   971

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                 (33)           (16)                 (66)                (16)
                                           -------        -------              -------             -------

Pro forma net income                       $   291        $   443              $   484             $   955
                                           =======        =======              =======             =======

EARNINGS PER SHARE:

    Basic - as reported                    $  0.14        $  0.20              $  0.24             $  0.42
    Basic - pro forma                      $  0.13        $  0.19              $  0.21             $  0.41
    Diluted - as reported                  $  0.13        $  0.19              $  0.23             $  0.40
    Diluted - pro forma                    $  0.12        $  0.18              $  0.20             $  0.39


Note 2 - Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $98,000 and $76,000 for the three-month periods ended June 30, 2004 and 2003 and $194,000 and $141,000 for the six-month periods ended June 30, 2004 and 2003.

Shares purchased by the ESOP are held in a suspense account and are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Company. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over an eight-year period.

Note 3 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and six month periods ended June 30, 2004 and 2003. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows:

                                                                         Weighted
                                                                          Average     Per Share
                                                              Income       Shares       Amount
                                                             ----------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 550     2,254,770      $ 0.24

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                           106,596
  Stock Options                                                             52,099
                                                             ----------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 550     2,413,465      $ 0.23
                                                             ==================================

FOR THE SIX MONTHS ENDED JUNE 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 971     2,324,460      $ 0.42

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                           112,894
  Stock Options                                                              6,066
                                                             ----------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 971     2,443,420      $ 0.40
                                                             ==================================

FOR THE THREE MONTHS ENDED JUNE 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 324     2,260,285      $ 0.14

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                           105,085
  Stock Options                                                             59,059
                                                             ----------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 324     2,424,429      $ 0.13
                                                             ==================================

FOR THE THREE MONTHS ENDED JUNE 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 459     2,276,206      $ 0.20

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                           113,252
  Stock options                                                             12,132
                                                             ----------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 459     2,401,590      $ 0.19
                                                             ==================================


Note 4 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and six month periods ended June 30, 2004 and 2003 is listed as follows:


                                                                               SIX MONTHS ENDED JUNE 30
                                                                                   2004        2003
-------------------------------------------------------------------------------------------------------
Net Income                                                                       $   550      $   971
                                                                                 -------      -------

Other Comprehensive Income (Loss)
     Unrealized depreciation on available-for-sale securities                     (1,144)         (10)

     Less: Reclassification adjustment for realized gains included
       in net income                                                                  24            0
                                                                                 -------      -------
                                                                                  (1,168)         (10)
                                                                                 -------      -------

Comprehensive Income (Loss)                                                      $  (618)     $   961
                                                                                 =======      =======



                                                                              THREE MONTHS ENDED JUNE 30
                                                                                  2004          2003
                                                                              --------------------------
Net Income                                                                       $   324      $   459
                                                                                 -------      -------

Other Comprehensive Income (Loss)
     Unrealized appreciation (depreciation) on available-for-sale securities      (1,704)         384
                                                                                 -------      -------

Comprehensive Income (Loss)                                                      $(1,380)     $   843
                                                                                 =======      =======

Note 5 - Stock Split

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. Prior period financial information has been adjusted to reflect the stock split.

Note 6 - Authorized Share Repurchase Program

On May 15, 2003, the Board of Directors authorized the open-market stock repurchases of up to 5%, or 124,544 of the Company's outstanding stock over the one-year period ending May 15, 2004, as, in the opinion of management, market conditions warrant. None of the 124,544 shares of the Company's outstanding stock were purchased before the repurchase resolution expired. On May 13, 2004, the Board of Directors authorized the open-market stock repurchases of up to 100,000 shares of the Company's outstanding stock over the one-year period ending May 13, 2005. Previously, the Company had completed four other repurchase programs for stock repurchases of 541,300 shares. As of August 12, 2004, the Company owned a cumulative total of 541,300 shares in treasury stock.

Note 7 - Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of this bulletin did not have a material impact on the consolidated financial position on results of operations of the Company.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of this EITF did not have a material impact on the consolidated financial position or results of operations of the Company.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at June 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and six-month periods ending June 30, 2004 to the same periods in 2003. Application was made and approved in 2003 by regulators to establish a new banking facility in Savoy, Illinois in Champaign County. Operations began in a temporary facility in late September, 2003 with the purchase of $3.2 million in deposits from another area financial institution. Permanent facilities are under construction in a prime commercial area, which should be completed in August 2004. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company decreased by $5.0 million or 2.2%, to $221.2 million at June 30, 2004 from $226.2 million at December 31, 2003. The decrease in assets was primarily due to decreases in available-for-sale securities of $8.1 million, cash and cash equivalents of $2.1 million, and interest receivable of $637,000, offset by an increase in loans, net of allowance for loan losses of $4.6 million, loans held for sale of $328,000, and deferred income taxes of $811,000. The decrease in assets primarily funded a decrease in deposits.

The Company's cash and due from banks decreased by $2.2 million or 33.0% to $4.4 million at June 30, 2004 from $6.6 million at December 31, 2003. This decrease was slightly offset by an increase in interest-bearing demand deposits of $41,000 or 1.1% to $3.8 million at June 30, 2004 compared to $3.7 million at December 31, 2003. The net decrease in cash and cash equivalents of $2.1 million was primarily a result of an increase in loans and a decrease in deposits.

Available-for-sale investment securities amounted to $85.7 million at June 30, 2004 compared to $93.7 million at December 31, 2003, an $8.0 million decrease. The decrease primarily resulted from investment calls and maturities of $17.9 million, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, and a decrease in market value of $2.0 million, partially offset by investment purchases of $12.0 million.

Loans held for sale increased by $328,000 from $453,000 at December 31, 2003 to $781,000 at June 30, 2004, an increase of 72.4%. The 1-4 family refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. During the first six months of 2004, residential loans originated for resale into the secondary market totaled $8.7 million compared to $27.8 million in the first six months of 2003. Loans held for sale at June 30, 2004 consisted entirely of single-family residential loans.

The Company's net loan portfolio increased by $4.6 million or 4.3% to $111.0 million at June 30, 2004 from $106.4 million at December 31, 2003. Gross loans increased by $4.7 million while the allowance for loan losses increased by $76,000. Farmland loans increased by $2.0 million and agricultural production loans increased by $2.9 million while nonfarm nonresidential real estate loans increased by $407,000 and commercial loans increased by $493,000. Loans secured by 1-4 family residences decreased by $817,000 and second mortgages on 1-4 family residences decreased by $129,000, although home equity loans increased by $900,000. Consumer loans decreased $330,000 and construction loans decreased by $391,000.

At June 30, 2004 the allowance for loan losses was $2.2 million or 1.94% of the total loan portfolio compared to $2.1 million, or 1.96% at December 31, 2003. During the first six months of 2004, the Company charged off $238,000 of loan losses, of which $82,000 were consumer loans, $70,000 related to three commercial loans, $59,000 pertained to eight 1-4 family residential loans, $13,000 was a loss from a commercial real estate loan and $14,000 related to one agricultural production loan. The chargeoffs of $238,000 were partially offset by $53,000 in recoveries. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased slightly from 2.35% or $2.5 million at December 31, 2003 compared to 2.27% or $2.6 million at June 30, 2004. This slight percentage decrease was primarily a result of reduced delinquencies 90 days and over from $1.1 million at December 31, 2003 compared to $911,000 at June 30, 2004. The Company's troubled debt restructurings of $1.7 million at June 30, 2004 consists primarily of restructured commercial and agricultural loans. Included in the $1.7 million of troubled debt restructurings are restructured agricultural loans of $1.1 million which are 90% guaranteed for $947,000 by the Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totaling $157,000 at June 30, 2004 increased $62,000, compared to $95,000 at December 31, 2003. As of June 30, 2004 the Company had three real estate properties totaling $87,000 consisting of three single-family residential properties and other repossessed assets of $70,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $637,000 or 28.5% from $2.2 million to $1.6 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $125,000 due to the receipt of dividends in the form of stock. Deferred income taxes increased by $811,000 from $37,000 at December 31, 2003 to $848,000 at June 30, 2004 due to an adjustment for the deferred tax effect of the decrease in market valuation of available for sale investment securities.

Loan servicing rights declined by $117,000 from $964,000 at December 31, 2003 to $847,000 at June 30, 2004. Gross loan servicing rights decreased by $235,000 from $1.2 million at December 31, 2003 to $996,000 at June 30, 2004 due to amortization of loan servicing rights of $321,000 offset by newly capitalized assets of $86,000. The valuation allowance decreased from $267,000 at December 31, 2003 to $149,000 at June 30, 2004, due to an $118,000 recovery of a previous impairment as a result of current valuations.

The Company's total deposits totaled $158.8 million at June 30, 2004 compared to $163.0 million at December 31, 2003, a decrease of $4.2 million. The 2.6% decrease in total deposits was due to a $295,000 decrease in non-interest bearing deposits, and a $3.9 million decrease in interest bearing deposits. The decrease in interest bearing deposits was a result of a decrease of $1.5 million in interest-bearing checking accounts, and a $3.6 million decrease in certificates of deposit, partially offset by a $914,000 increase in savings accounts. The decline in interest-bearing deposits was primarily due to the maturing of some significant certificates of deposit, as well as decreases in municipal accounts to fund capital projects.

Federal Home Loan Bank advances and other debt remained constant at $35.5 million at December 31, 2003 and June 30, 2004. The total average rate of all advances was 4.04% as of June 30, 2004.

Stockholders' equity at June 30, 2004 was $25.7 million compared to $26.4 million at December 31, 2003, a decrease of $644,000. Retained earnings increased by the amount of net income or $550,000, partially offset by $275,000 in dividends declared and paid. Accumulated comprehensive income decreased by $1.2 million due to a decrease in the fair value of securities available for sale, net of tax.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Net income for the six months ended June 30, 2004 decreased by $421,000 or 43.4% from $971,000 for the six months ended June 30, 2003 to $550,000 for the six months ended June 30, 2004. The decrease in net income is primarily due to decreases in net interest income and noninterest income, and an increase in noninterest expense, partially offset by decreases in the provision for loan losses and income tax expense.

Net interest income decreased $46,000 or 1.3% from $3.7 million for the six months ended June 30, 2003 to $3.6 million for the six months ended June 30, 2004. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $192,000 partially offset by a decrease of $146,000 in interest expense. The Company's net interest margin was 3.47% and 3.82% during the six months ended June 30, 2004 and 2003, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $192,000 or 3.2% from $6.0 million for the six months ended June 30, 2003 to $5.8 million for the six months ended June 30, 2004. The decrease was primarily due to a decrease in loan interest income partially offset by increased interest income on securities available for sale. The decrease of $366,000 in loan interest income was primarily due to a decrease in the average loan rate of 92 basis points, partially offset by an increase in average loans. Interest and dividend income from available for sale securities increased by $172,000 primarily due to an increase in the average balance of available for sale investments, partially offset by a decrease in average interest rate of 24 basis points.

Interest expense declined by $146,000 or 6.3% from $2.3 million for the six months ended June 30, 2003 to $2.2 million for the six months ended June 30, 2004. This decline was primarily due to a decrease of $192,000 in interest on deposits, partially offset by $46,000 increase in interest on Federal Home Loan Bank advances. The $192,000 decrease in interest expense on deposits was primarily due to a decrease of 50 basis points in the average interest rate on deposits, partially offset by an increase in the average balance of deposits. The $46,000 increase in interest on Federal Home Loan Bank advances was due to an increase in the average balance, partially offset by a reduction in interest rate of 6 basis points.

For the six months ended June 30, 2004 and 2003 the provision for losses on loans was $262,000 and $333,000, respectively. The provision for the six months ended June 30, 2004 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2004, its allowance for loan losses was adequate.

Noninterest income decreased $318,000 or 16.6% from $1.9 million for the six months ended June 30, 2003 to $1.6 million for the six months ended June 30, 2004. The decrease was primarily a result of decreases in net gains on loan sales and other service fees and charges, and abstracting income, partially offset by an increase in net realized gains on sales of available for sale securities and increased customer service fees. Net gains on loan sales decreased by $265,000 from $421,000 for the six months ended June 30, 2003 to $156,000 for the six months ended June 30, 2004. This decline occurred as loan sales decreased from $27.3 million loans sold in the first six months of 2003 to $8.4 million loans sold in the first six months of 2004. Loan refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. Other service charges and fees decreased by $85,000 from $446,000 for the six months ended June 30, 2003 to $361,000 for the six months ended June 30, 2004 primarily due to a decrease in fees associated with residential loans sold into the secondary market resulting from the reduced loan volume. Abstracting and title fees also declined by $55,000 from $227,000 for the six months ended June 30, 2003 to $172,000 for the six months ended June 30, 2004, due to the high level of refinancing activity in 2003. Customer service fees increased by $53,000 from $366,000 for the six months ended June 30, 2003 to 419,000 for the six months ended June 30, 2004, primarily a result of increased non-sufficient funds and overdraft fees associated with checking accounts. Net realized gains on sales of available for sale securities of $37,000 for the six months ended June 30, 2004 resulted from the sale of equity securities.

Total noninterest expenses were $4.1 million for the six months ended June 30, 2004 as compared to $3.8 million for the six months ended June 30, 2003. The primary reason for the $347,000 increase was an increase in salaries and employee benefits of $271,000, an increase in other expenses of $47,000 and an increase in net occupancy expense of $38,000 partially offset by a reduction of $146,000 in amortization of loan servicing rights. Salaries and employee benefits increased by $271,000 from $2.1 million for the six months ended June 30, 2003 to $2.3 million for the six months ended June 30, 2004. The salary increase was $147,000 which was primarily due to normal pay increases and the addition of six full-time employees and three part-time employees. The majority of the employee additions are a result of the branch expansion into Savoy. The increase in employee benefits of $124,000 was primarily due to increased health insurance expense and increased Employee Stock Ownership Plan ("ESOP") expense. Health insurance expense was $221,000 for the six months ended June 30, 2004 compared to $173,000 for the six months ended June 30, 2003, a $48,000 increase as a result a higher premiums. ESOP expense increased by $53,000 due to a higher average share price. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the ESOP expense increases accordingly.

Net occupancy expense increased by $38,000 from $102,000 for the six months ended June 30, 2003 compared to $140,000 for the six months ended June 30, 2004 primarily due to the branch expansion into Savoy. Professional fees increased by $80,000 from $148,000 for the six months ended June 30, 2003 to $228,000 for the same period in 2004. The increase was primarily a result of higher legal fees in 2004, primarily related to the expansion into Savoy, and increased consulting fees, primarily from the retention of an investors relations consulting firm. Amortization of loan servicing rights decreased from $467,000 for the six months ended June 30,

2003 to $321,000 for the six months ended June 30, 2004, as a result of a decrease in loan prepayments. Other expenses increased by $47,000 from $451,000 for the six months ended June 30, 2003 to $498,000 for the six months ended June 30, 2004. The primary reason for this increase is an increase in office supplies expense, an increase in supervision fees from the Bank's primary regulator and an increase in insurance expense due to higher premiums.

Income tax expense was $283,000 for the six months ended June 30, 2004 as compared to $502,000 for the six months ended June 30, 2003. The decrease of $219,000 in income tax expense was due to a decrease in income before taxes of $640,000. The effective tax rates were 33.97% and 34.08%, respectively, for the six months ended June 30, 2004 and 2003.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Net income for the three months ended June 30, 2004 decreased by $135,000 or 29.4% from $459,000 for the three months ended June 30, 2003 to $324,000 for the three months ended June 30, 2004. The decrease in net income is primarily due to a decrease in noninterest income, and an increase in noninterest expense, partially offset by an increase in net interest income and decreases in the provision for loan losses and income tax expense.

Net interest income increased $99,000 or 5.7% from $1.7 million for the three months ended June 30, 2003 to $1.8 million for the three months ended June 30, 2004. The primary reason for the increase in net interest income was a decrease of $108,000 in interest expense, partially offset by a slight decrease of $9,000 in interest and dividend income. The Company's net interest margin was 3.47% and 3.51% during the three months ended June 30, 2004 and 2003, respectively. The net interest margin decreased slightly as a result of an increase in the average interest earning assets.

Total interest and dividend income decreased slightly by $9,000 from $2.92 million for the three months ended June 30, 2003 to $2.91 million for the three months ended June 30, 2004. The decrease was primarily due to a decrease in loan interest income partially offset by increased interest income on securities available for sale. The decrease of $113,000 in loan interest income was primarily due to a decrease in the average loan rate of 85 basis points, partially offset by an increase in average loans. Interest and dividend income from available for sale securities increased by $105,000 primarily due to an increase in the average balance of available for sale investments.

Interest expense declined by $108,000 or 9.2% from $1.2 million for the three months ended June 30, 2003 to $1.1 million for the three months ended June 30, 2004. This decline was primarily due to a decrease of $106,000 in interest on deposits. The $106,000 decrease in interest expense on deposits was primarily due to a decrease of 48 basis points in the average interest rate on deposits, partially offset by an increase in the average balance of deposits. For the three months ended June 30, 2004 and 2003 the provision for losses on loans was $112,000 and $169,000, respectively. The provision for the three months ended June 30, 2004 was based on the Company's analysis of the allowance for loan losses.

Noninterest income decreased $175,000 or 17.0% from $1.0 million for the three months ended June 30, 2003 to $853,000 for the three months ended June 30, 2004. The decrease was primarily a result of decreases in net gains on loan sales and other service fees and charges, and a decrease in abstracting income, partially offset by increased customer service fees. Net gains on loan sales decreased by $159,000 from $255,000 for the three months ended June 30, 2003 to $96,000 for the three months ended June 30, 2004. This decline occurred as loan sales decreased from $16.0 million loans sold in the second quarter 2003 to $5.3 million loans sold in the second quarter 2004. Loan refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. Other service charges and fees decreased by $42,000 from $234,000 for the three months ended June 30, 2003 to $192,000 for the three months ended June 30, 2004 primarily due to a decrease in fees associated with residential loans sold into the secondary market resulting from the reduced loan volume. Abstracting and title fees also declined by $33,000 from $122,000 for the three months ended June 30, 2003 to $89,000 for the three months ended June 30, 2004, due to the high level of refinancing activity in 2003.

Total noninterest expenses were $2.1 million for the three months ended June 30, 2004 as compared to $1.9 million for the three months ended June 30, 2003. The primary reason for the $220,000 increase was an increase in salaries and employee benefits of $131,000, an increase in equipment expense of $51,000, an increase in professional fees of $39,000, and an increase of $44,000 in other expenses, partially offset by an increase in the recovery of a previously identified impairment of loan servicing rights of $38,000, and by a reduction of $38,000 in amortization of loan servicing rights. Salaries and employee benefits increased by $131,000 from $1.0 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004. The salary increase was $53,000 which was primarily due to normal pay increases and the addition of six full-time employees and three part-time employees. The majority of the employee additions are a result of the branch expansion into Savoy. The increase in employee benefits of $78,000 was primarily due to increased health insurance expense, increased employment taxes, and increased Employee Stock Ownership Plan ("ESOP") expense. Health insurance expense was $122,000 for the three months ended June 30, 2004 compared to $94,000 for the three months ended June 30, 2003, a $29,000 increase as a result a higher premiums. Employment taxes increased by $15,000 as a result of the increased salaries expense. ESOP expense increased due to a higher average share price.

Equipment expense increased by $51,000 from $163,000 for the three months ended June 30, 2003 to $214,000 for the three months ended June 30, 2004, due to increased maintenance expense on equipment and software systems. Professional fees increased by $39,000 from $73,000 for the three months ended June 30, 2003 to $112,000 for the same period in 2004. The increase was primarily a result of increased consulting fees, primarily from the retention of an investors relations consulting firm. Amortization of loan servicing rights decreased from $204,000 for the three months ended June 30, 2003 to $166,000 for the three months ended June 30, 2004, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $53,000 for the three months ended June 30, 2003 compared to $91,000 for the three months ended June 30, 2004. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates.

Other expenses increased by $44,000 from $217,000 for the three months ended June 30, 2003 to $261,000 for the three months ended June 30, 2004, primarily due to increased supervision fees from the Bank's primary regulator, an increase in insurance expense due to higher premiums, and increased franchise taxes.

Income tax expense was $163,000 for the three months ended June 30, 2004 as compared to $267,000 for the three months ended June 30, 2003. The decrease of $104,000 in income tax expense was due to a decrease in income before taxes of $239,000. The effective tax rates were 33.5% and 36.8%, respectively, for the three months ended June 30, 2004 and 2003.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $847,000 and $964,000, respectively.

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

LIQUIDITY

At June 30, 2004, the Company had outstanding commitments to originate $3.6 million in loans, and $6.8 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements". As of June 30, 2004, the total amount of certificates scheduled to mature in the following 12 months was $40.7 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at June 30, 2004 was $8.2 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004, the Company had outstanding commitments to originate loans of $3.6 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.7 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $4.0 million for commercial lines of credit, and $2.8 million for consumer lines of credit. Outstanding commitments for letters of credit at June 30, 2004 totaled $182,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of June 30, 2004, which by their terms have contractual maturity dates subsequent to June 30, 2004:

                      Next 12    13-36      37-60     More than
                      Months     Months     Months    60 Months    Totals
                      ------     ------     ------    ---------   -------
UNFUNDED COMMITMENTS:
Letters of credit     $  182     $   --     $   --     $   --     $  182
Lines of credit        4,515        433        118      1,687      6,753
                      ------     ------     ------     ------     ------

  Totals              $4,697     $  433     $  118     $1,687     $6,935
                      ======     ======     ======     ======     ======


CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2004:


--------------------------------------------------------------------------------------------------------------
           JUNE 30, 2004                                               REQUIRED FOR             TO BE WELL
                                                  ACTUAL             ADEQUATE CAPITAL          CAPITALIZED
                                             -----------------------------------------------------------------
                                              Amount       %        Amount        %          Amount        %
                                             -----------------------------------------------------------------
                                                                   (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)      $25,690     22.25     $ 9,235       8.0        $11,544      10.0
--------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)      24,238     21.00       4,618       4.0          6,926       6.0
--------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)            24,238     10.80       8,977       4.0         11,221       5.0
--------------------------------------------------------------------------------------------------------------


The Company's consolidated capital-to-asset requirements and actual capital as of June 30, 2004 are summarized in the following table:

--------------------------------------------------------------------------------------------------------------
           JUNE 30, 2004                                               REQUIRED FOR             TO BE WELL
                                                  ACTUAL             ADEQUATE CAPITAL          CAPITALIZED
                                             -----------------------------------------------------------------
                                              Amount       %        Amount        %          Amount        %
                                             -----------------------------------------------------------------
                                                                   (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)      $27,913     23.91     $9,340        8.0           --         N/A
--------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)      26,445     22.65      4,670        4.0           --         N/A
--------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)            26,445     11.71      9,036        4.0           --         N/A
--------------------------------------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2004, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2004.

                                   ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------
                                                              (c) TOTAL NUMBER OF     (d) MAXIMUM NUMBER
                                                              SHARES PURCHASED AS     OF SHARES THAT MAY
                                                              PART OF PUBLICLY        YET BE PURCHASED
                (a) TOTAL NUMBER OF    (b) AVERAGE PRICE      ANNOUNCED PLANS OR      UNDER THE PLANS OR
PERIOD           SHARES PURCHASED        PAID PER SHARE         PROGRAMS                PROGRAMS
----------------------------------------------------------------------------------------------------------
04/01/04 -               ---                    ---                    ---                   62,272
04/30/04
----------------------------------------------------------------------------------------------------------
05/01/04 -               ---                    ---                    ---                   100,000
05/31/04
----------------------------------------------------------------------------------------------------------
06/01/04 -               ---                    ---                    ---                   100,000
06/30/04
----------------------------------------------------------------------------------------------------------
Total                    ---                    ---                    ---                   100,000
----------------------------------------------------------------------------------------------------------

(1) Our board of directors approved the repurchase by us of 5%, or 62,272 shares pursuant to the Program. The expiration date of this Program was May 15, 2004. None of these shares were repurchased. On May 13, 2004 our board of directors approved the repurchase by us of 100,000 shares over the one-year period ending May 13, 2005. None of these shares have been repurchased.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a.    The Company's Annual Meeting of Shareholders was held on April 19,
         2004.

   b.    Not applicable.

   c. At such meeting, there were 1,250,225 shares of Common Stock entitled to be voted. The shareholders approved the following matters:

         1.     The election of the following individuals as Directors:


                           Votes For        Votes Withheld             Term
                           ---------        --------------            -------
Terry T. Hutchison         1,142,937            16,862                3 years
John W. Welborn            1,115,448            44,351                3 years

         The directors whose terms continued after the meeting were Vick N. Bowyer, David W. Dick, Terry J. Howard, James D. Motley, and Joseph R. Schroeder.


         2. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2004, as reflected by 1,029,029 votes for, 93,560 votes against and 37,210 abstentions.

   d.    Not applicable.

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

  (b) The Company filed a Current Report on Form 8-K on May 10, 2004 under Regulation FD to report certain financial information for the quarter ended March 31, 2004. The Company filed a Current Report on Form 8-K on April 23, 2004 related to the announcement of a two-for-one stock split on May 21, 2004 to shareholders of record as of April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST BANCTRUST CORPORATION

Date:  August 12, 2004                   /s/ Terry J. Howard
                                         ---------------------------------------
                                         Terry J. Howard
                                         President and Chief Executive Officer


Date:  August 12, 2004                   /s/  Ellen M. Litteral
                                         ---------------------------------------
                                         Ellen M. Litteral
                                         Treasurer and Chief Financial Officer