Form 10QSB
period 2004-09-30
FIRST BANCTRUST CORP
filed 2004-11-12
CIK 1129847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535

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

   AS OF NOVEMBER 10, 2004 THE REGISTRANT HAD OUTSTANDING 2,500,450 SHARES OF
                                 COMMON STOCK.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                           First BancTrust Corporation

                          Form 10-QSB Quarterly Report

                                     Index

                                                                      Page
PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                 1
                 Condensed Consolidated Statements of Income           2
                 Condensed Consolidated Statements of Income           4
                 Condensed Consolidated Statements of Cash Flows       6
    Item 2       Management's Discussion and Analysis of
                   Financial Condition or Plan of Operation           14
    Item 3       Controls and Procedures                              25

PART II - Other Information

    Item 1       Legal Proceedings                                    25
    Item 2       Unregistered Sales of Equity Securities and
                  Use of Proceeds                                     25
    Item 3       Defaults Upon Senior Securities                      26
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                            26
    Item 5       Other Information                                    26
    Item 6       Exhibits                                             26

SIGNATURES                                                            27

CERTIFICATIONS                                                        28

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                           SEPTEMBER 30,
                                                                              2004          DECEMBER 31,
                                                                            (unaudited)         2003
                                                                           -------------    ------------
ASSETS
    Cash and due from banks                                                $       5,994    $    6,581
    Interest-bearing demand deposits                                               3,711         3,713
                                                                           -------------    ----------
           Cash and cash equivalents                                               9,705        10,294
    Available-for-sale securities                                                 83,097        93,742
    Loans held for sale                                                              834           453
    Loans, net of allowance for loan losses of $2,305 and $2,124                 115,256       106,411
    Premises and equipment                                                         3,251         2,781
    Federal Home Loan Bank stock                                                   4,193         4,006
    Foreclosed assets held for sale, net                                             214            95
    Interest receivable                                                            2,115         2,238
    Loan servicing rights, net of valuation allowance of $71 and $267                817           964
    Cash surrender value of life insurance                                         4,420         4,346
    Deferred income taxes                                                              1            37
    Other assets                                                                     780           827
                                                                           -------------    ----------

           Total assets                                                    $     224,683    $  226,194
                                                                           =============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Noninterest bearing deposits                                           $      15,288    $   15,495
    Interest bearing deposits                                                    143,365       147,533
                                                                           -------------    ----------
           Total deposits                                                        158,653       163,028
    Federal Home Loan Bank advances                                               35,500        35,500
    Short-term borrowings                                                          2,000            --
    Pass through payments received on loans sold                                     111           262
    Advances from borrowers for taxes and insurance                                    8           109
    Interest payable                                                                 144           127
    Other                                                                          1,033           777
                                                                           -------------    ----------
           Total liabilities                                                     197,449       199,803
                                                                           -------------    ----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.005 par value; 1,000,000 shares authorized and unissued
    Common stock, $.005 par value,  5,000,000 shares authorized;
      3,041,750 shares issued and  2,500,450 shares outstanding                       15            15
    Additional paid-in capital                                                    14,730        14,579
    Retained earnings                                                             18,168        17,743
    Unearned employee stock ownership plan shares -
      136,912 and 159,718 shares                                                    (791)         (923)
    Unearned incentive plan shares - 88,552 and 98,830 shares                       (731)         (815)
    Accumulated other comprehensive income                                           407           356
    Treasury stock, at cost - 541,300 shares                                      (4,564)       (4,564)
                                                                           -------------    ----------
           Total stockholders' equity                                             27,234        26,391
                                                                           -------------    ----------

           Total liabilities and stockholders' equity                      $     224,683    $  226,194
                                                                           =============    ==========


See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                   (in thousands of dollars-except share data)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30                                          2004         2003
------------------------------                                       -----------  ---------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                        $    5,893   $   6,398
      Tax exempt                                                             48          27
    Securities
      Taxable                                                             2,204       1,996
      Tax exempt                                                            285         249
    Dividends on Federal Home Loan Bank stock                               187         159
    Deposits with financial institutions and other                           31          51
                                                                     ----------   ---------
           Total interest and dividend income                             8,648       8,880
                                                                     ----------   ---------

INTEREST EXPENSE
    Deposits                                                              2,154       2,422
    Federal Home Loan Bank advances and other debt                        1,103       1,046
    Short-term borrowings                                                    12          --
                                                                     ----------   ---------
           Total interest expense                                         3,269       3,468
                                                                     ----------   ---------

NET INTEREST INCOME                                                       5,379       5,412
    Provision for loan losses                                               388         484
                                                                     ----------   ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       4,991       4,928
                                                                     ----------   ---------

NONINTEREST INCOME
    Customer service fees                                                   660         575
    Other service charges and fees                                          560         677
    Net gains on loan sales                                                 243         660
    Net realized gains  on sales of available-for-sale securities            64         133
    Net loan servicing fees                                                 532         392
    Brokerage fees                                                           62          60
    Abstract and title fees                                                 266         337
    Other                                                                   235         211
                                                                     ----------   ---------
           Total noninterest income                                       2,622       3,045
                                                                     ----------   ---------

NONINTEREST EXPENSE
    Salaries and employee benefits                                        3,468       3,170
    Net occupancy expense                                                   223         161
    Equipment expense                                                       580         494
    Data processing fees                                                    327         319
    Professional fees                                                       374         204
    Foreclosed assets expense, net                                           68          85
    Marketing expense                                                       221         193
    Amortization of loan servicing rights                                   475         668
    Recovery of impairment of loan servicing rights                        (195)       (316)

    Other expenses                                                          774         687
                                                                     ----------   ---------
           Total noninterest expense                                      6,315       5,665
                                                                     ----------   ---------

INCOME BEFORE INCOME TAX                                                  1,298       2,308

    Income tax expense                                                      449         801
                                                                     ----------   ---------

NET INCOME                                                           $      849   $   1,507
                                                                     ==========   =========

BASIC EARNINGS PER SHARE                                             $     0.38   $    0.65
                                                                     ==========   =========

DILUTED EARNINGS PER SHARE                                           $     0.35   $    0.62
                                                                     ==========   =========

DIVIDENDS PER SHARE                                                  $     0.17   $   0.125
                                                                     ==========   =========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                   (in thousands of dollars-except share data)
                                   (unaudited)

THREE MONTHS ENDED SEPTEMBER 30                                         2004        2003
-------------------------------                                      -----------  ---------
INTEREST AND DIVIDEND INCOME
    Loans
      Taxable                                                        $    1,933   $   2,058
      Tax exempt                                                             16           9
    Securities
      Taxable                                                               700         632
      Tax exempt                                                             98          94
    Dividends on Federal Home Loan Bank stock                                61          16
    Deposits with financial institutions and other                           13          52
                                                                     ----------   ---------
           Total interest and dividend income                             2,821       2,861
                                                                     ----------   ---------

INTEREST EXPENSE
    Deposits                                                                692         768
    Federal Home Loan Bank advances and other debt                          377         366
    Short-term borrowings                                                    12          --
                                                                     ----------   ---------
           Total interest expense                                         1,081       1,134
                                                                     ----------   ---------

NET INTEREST INCOME                                                       1,740       1,727
    Provision for loan losses                                               126         151
                                                                     ----------   ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,614       1,576
                                                                     ----------   ---------
NONINTEREST INCOME
    Customer service fees                                                   241         209
    Other service charges and fees                                          199         231
    Net gains on loan sales                                                  87         239
    Net realized gains  on sales of available-for-sale securities            27         133
    Net loan servicing fees                                                 277         129
    Brokerage fees                                                           27           3
    Abstract and title fees                                                  94         110
    Other                                                                    70          72
                                                                     ----------   ---------
           Total noninterest income                                       1,022       1,126
                                                                     ----------   ---------

NONINTEREST EXPENSE
    Salaries and employee benefits                                        1,146       1,119
    Net occupancy expense                                                    83          59
    Equipment expense                                                       220         157
    Data processing fees                                                    116         113
    Professional fees                                                       146          56
    Foreclosed assets expense, net                                           22          24
    Marketing expense                                                        85          81
    Amortization of loan servicing rights                                   154         201
    Recovery of impairment of loan servicing rights                         (77)       (179)
    Other expenses                                                          276         236
                                                                     ----------   ---------

           Total noninterest expense                                      2,171       1,867
                                                                     ----------   ---------

INCOME BEFORE INCOME TAX                                                    465         835

    Income tax expense                                                      166         299
                                                                     ----------   ---------

NET INCOME                                                           $      299   $     536
                                                                     ==========   =========

BASIC EARNINGS PER SHARE                                             $     0.13   $    0.24
                                                                     ==========   =========

DILUTED EARNINGS PER SHARE                                           $     0.12   $    0.22
                                                                     ==========   =========

DIVIDENDS PER SHARE                                                  $     0.06   $    0.05
                                                                     ==========   =========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30                                           2004        2003
------------------------------                                       -----------  ---------
OPERATING ACTIVITIES
    Net income                                                       $       849  $   1,507
    Items not requiring (providing) cash
      Depreciation and amortization                                          213        205
      Provision for loan losses                                              388        484
      Investment securities amortization, net                                166        389
      Amortization of loan servicing rights                                  475        668
      Recovery of impairment of loan servicing rights                       (195)      (316)
      Deferred income taxes                                                   --         (6)
      Net realized gains on available-for-sale securities                    (64)      (133)
      Net loss on sales of foreclosed assets                                   8         28
      Net loss (gain) on sale of premises and equipment                        6         (5)
      Net gains on loan sales                                               (243)      (660)
      Loans originated for sale                                          (13,548)   (41,034)
      Proceeds from sales of loans originated for sale                    13,277     41,179
      Federal Home Loan Bank stock dividends                                (187)      (159)
      Compensation expense related to employee stock ownership plan          285        224
      Compensation expense related to incentive plan                          82         82

      Changes in
        Interest receivable                                                  123        205
        Cash surrender value of life insurance                               (74)      (129)
        Other assets                                                          47       (181)
        Interest payable                                                      17         28
        Other liabilities                                                    256        (96)
                                                                     -----------  ---------

          Net cash provided  by operating activities                       1,881      2,280
                                                                     -----------  ---------

INVESTING ACTIVITIES
    Purchases of available-for-sale securities                           (16,212)   (83,833)
    Proceeds from maturities of available-for-sale securities             26,586     67,597
    Proceeds from sales of available-for-sale securities                     257        417
    Net change in loans                                                   (9,760)    (2,636)
    Proceeds from sales of foreclosed assets                                 400        457
    Proceeds from sales of premises and equipment                             10          5
    Purchases of premises and equipment                                     (699)      (199)
    Net cash received from purchase of deposits (plus cash acquired)                  3,192
                                                                     -----------  ---------

          Net cash provided (used) by investing activities                   582    (15,000)
                                                                     -----------  ---------

FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      NOW and savings deposits                                       $    (2,868) $  12,427
    Net decrease in certificates of deposit                               (1,507)      (704)
    Proceeds from the issuance of Federal Home Loan Bank advances             --     18,000
    Repayment of Federal Home Loan Bank advances and other debt               --     (9,001)
    Proceeds from short-term borrowings                                    4,000         --
    Repayment of short-term borrowings                                    (2,000)        --
    Pass through payments received on loans sold                            (151)      (201)
    Net decreases in advances by borrowers for taxes and insurance          (101)      (119)
    Dividends paid                                                          (425)      (324)
    Purchase of treasury stock                                                --     (1,954)
                                                                     -----------  ---------

          Net cash provided (used) by financing activities                (3,052)    18,124
                                                                     -----------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (589)     5,404

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              10,294     10,453
                                                                     -----------  ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $     9,705  $  15,857
                                                                     ===========  =========

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate acquired in settlement of loans                      $       527  $     391

    Interest paid                                                    $     3,252  $   3,421

    Income tax paid                                                  $         3  $     975

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                         Three Months          Three Months         Nine Months         Nine Months
                                             Ended                Ended               Ended               Ended
                                       September 30, 2004   September 30, 2003  September 30, 2004   September 30, 2003
Net income, as reported                      $ 299               $ 536               $ 849                $1,507

Less: Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                 (33)                (33)                (99)                  (49)
                                             -----               -----               -----                ------

Pro forma net income                         $ 266               $ 503               $ 750                $1,458
                                             =====               =====               =====                ======

EARNINGS PER SHARE:

   Basic - as reported                       $0.13               $0.24               $0.38                $ 0.65
   Basic - pro forma                         $0.12               $0.22               $0.33                $ 0.63
   Diluted - as reported                     $0.12               $0.23               $0.35                $ 0.62
   Diluted - pro forma                       $0.11               $0.21               $0.31                $ 0.60

Note 2 - Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $91,000 and $83,000 for the three-month periods ended September 30, 2004 and 2003 and $285,000 and $224,000 for the nine-month periods ended September 30, 2004 and 2003.

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

Note 3 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and nine month periods ended September 30, 2004 and 2003. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows:

                                                             Weighted
                                                              Average    Per Share
                                                    Income    Shares      Amount
                                                    ------   ---------   ---------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders           $  849   2,260,285    $ 0.38

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               104,452
  Stock Options                                                 56,165
                                                    ------   ---------    ------

Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                              $  849   2,420,902    $ 0.35
                                                    ======   =========    ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders           $1,507   2,303,118    $ 0.65

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               111,802
  Stock Options                                                 14,460
                                                    ------   ---------    ------

Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                              $1,507   2,429,380    $ 0.62
                                                    ======   =========    ======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders           $  299   2,271,313    $ 0.13

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               100,044
  Stock Options                                                 46,985
                                                    ------   ---------    ------

Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                              $  299   2,418,342    $ 0.12
                                                    ======   =========    ======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

Basic Earnings Per Share:
  Income available to common stockholders           $  536   2,260,434    $ 0.24

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               109,618
  Stock options                                                 31,248
                                                    ------   ---------    ------

Diluted Earnings per Share:
  Income available to common stockholders and
   assumed conversions                              $  536   2,401,300    $ 0.22
                                                    ======   =========    ======

Note 4 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2004 and 2003 is listed as follows:

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                    2004                2003
                                                                                ------------------------------
NET INCOME                                                                      $       849        $     1,507
                                                                                -----------        -----------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities              93             (1,022)

    Less: Reclassification adjustment for realized gains included
      in net income                                                                      42                 78
                                                                                -----------        -----------
                                                                                         51             (1,100)
                                                                                -----------        -----------

COMPREHENSIVE INCOME                                                            $       900        $       407
                                                                                ===========        ===========

                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                                    2004               2003
                                                                                -------------------------------
NET INCOME                                                                      $       299        $       536
                                                                                -----------        -----------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities           1,237             (1,012)

    Less: Reclassification adjustment for realized gains included
      in net income                                                                      18                 78
                                                                                -----------        -----------
                                                                                      1,219             (1,090)
                                                                                -----------        -----------

COMPREHENSIVE INCOME (LOSS)                                                     $     1,518        $      (554)
                                                                                ===========        ===========

Note 5 - Stock Split

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. Prior period financial information has been adjusted to reflect the stock split.

Note 6 - Authorized Share Repurchase Program

On May 13, 2004, the Board of Directors authorized the open-market stock repurchases of up to 100,000 shares of the Company's outstanding stock over the one-year period ending May 13, 2005. The Company has not yet purchased any of these shares. Previously, the Company had completed four other repurchase programs for stock repurchases of 541,300 shares. As of November 12, 2004, the Company owned a cumulative total of 541,300 shares in treasury stock.

Note 7 - Recent Accounting Pronouncements

SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's financial statements.

Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statement. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at September 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and nine-month periods ending September 30, 2004 to the same periods in 2003. Application was made and approved in 2003 by regulators to establish a new banking facility in Savoy, Illinois in Champaign County. Operations began in a temporary facility in late September, 2003 with the purchase of $3.2 million in deposits from another area financial institution. The move to a new permanent facility located in a prime commercial area in Savoy was completed in August 2004. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company decreased by $1.5 million or 0.7%, to $224.7 million at September 30, 2004 from $226.2 million at December 31, 2003. The decrease in assets was primarily due to decreases in available-for-sale securities of $10.6 million, cash and cash equivalents of $589,000, partially offset by an increase in loans, net of allowance for loan losses of $8.8 million, loans held for sale of $381,000, and premises and equipment of $470,000. The decrease in assets was due primarily to a decrease in deposits.

The Company's cash and due from banks decreased by $587,000 or 8.9% to $6.0 million at September 30, 2004 from $6.6 million at December 31, 2003. Interest-bearing demand deposits remained constant at $3.7 million at both September 30, 2004 and December 31, 2003.

Available-for-sale investment securities amounted to $83.1 million at September 30, 2004 compared to $93.7 million at December 31, 2003, a $10.6 million decrease. The decrease primarily resulted from investment calls and maturities of $26.6 million, primarily in mortgage-backed securities and Federal Home Loan Bank ("FHLB") agency bonds, and sales of equity securities of $257,000, partially offset by investment purchases of $16.2 million.

Loans held for sale increased by $381,000 from $453,000 at December 31, 2003 to $834,000 at September 30, 2004, an increase of 84.1%. Loans held for sale at September 30, 2004 consisted entirely of single-family residential loans.

The Company's net loan portfolio increased by $8.8 million or 8.3% to $115.3 million at September 30, 2004 from $106.4 million at December 31, 2003. Gross loans increased by $9.0 million while the allowance for loan losses increased by $181,000. Agricultural production loans increased by $4.1 million and farmland loans increased by $2.5 million while nonfarm nonresidential real estate loans increased by $2.7 million and commercial loans increased by $326,000. Loans secured by 1-4 family residences decreased by $1.0 million and second mortgages on 1-4 family residences decreased by $259,000, although home equity loans increased by $1.9 million. Consumer loans decreased $487,000 and construction loans decreased by $654,000.

At September 30, 2004, the allowance for loan losses was $2.3 million or 1.96% of the total loan portfolio compared to $2.1 million, or 1.96% at December 31, 2003. During the first nine months of 2004, the Company charged off $355,000 of loan losses, of which $149,000 were consumer loans, $70,000 related to three commercial loans, $66,000 pertained to ten 1-4 family residential loans, $57,000 was a loss from four commercial real estate loans and $14,000 related to one agricultural production loan. The chargeoffs of $355,000 were partially offset by $149,000 in recoveries, $68,000 of which pertained to one agricultural production loan. The Company's nonperforming loans and troubled debt restructurings as a percentage of total loans decreased from 2.35% or $2.5 million at December 31, 2003 to 1.75% or $2.1 million at September 30, 2004. This percentage decrease was primarily a result of reduced delinquencies 90 days and over from $1.1 million at December 31, 2003 to $431,000 at September 30, 2004. The Company's troubled debt restructurings of $1.6 million at September 30, 2004 consists primarily of restructured commercial and agricultural loans. Included in the $1.6 million of troubled debt restructurings are restructured agricultural loans of $1.1 million which are 90% guaranteed for $953,000 by the Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment increased by $470,000, primarily due to leasehold improvements and furniture and equipment purchases for the new Savoy facility. Interest receivable declined by $123,000 or 5.5% from $2.2 million to $2.1 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $187,000 due to the receipt of dividends in the form of stock.

Net foreclosed assets held for sale, totaling $214,000 at September 30, 2004 increased $119,000, compared to $95,000 at December 31, 2003. As of September 30, 2004, the Company had five real estate properties totaling $126,000 consisting of three single-family residential properties and two nonresidential real estate properties and other repossessed assets of $88,000. Foreclosed assets are carried at lower of cost or net realizable value.

Loan servicing rights declined by $147,000 from $964,000 at December 31, 2003 to $817,000 at September 30, 2004. Gross loan servicing rights decreased by $343,000 from $1.2 million at December 31, 2003 to $888,000 at September 30, 2004 due to amortization of loan servicing rights of $475,000 offset by newly capitalized assets of $132,000. The valuation allowance decreased from $267,000 at December 31, 2003 to $71,000 at September 30, 2004, due to a $196,000
recovery of a previous impairment as a result of current valuations.

The Company's total deposits totaled $158.6 million at September 30, 2004 compared to $163.0 million at December 31, 2003, a decrease of $4.4 million. The 2.7% decrease in total deposits was due to a $207,000 decrease in non-interest bearing deposits, and a $4.2 million decrease in interest bearing deposits. The decrease in interest bearing deposits was a result of a decrease of $6.1 million in interest-bearing checking accounts, partially offset by a $1.5 million increase in certificates of deposit and by a $341,000 increase in savings accounts. The decline in interest-bearing checking accounts was primarily due to a reduction of $5.1 million in investor checking accounts from 102 fewer accounts at September 30, 2004 compared to December 31, 2003. The investor checking product is similar to a traditional money market account without the withdrawal restrictions, paying a slightly lower interest rate.

Federal Home Loan Bank advances and other debt remained constant at $35.5 million at December 31, 2003 and September 30, 2004. The total average rate of all advances was 4.04% as of September 30, 2004. Other short-term borrowings increased to $2.0 million at September 30, 2004, and were primarily used to fund loans and deposit withdrawals. The current rate of interest at September 30, 2004 on the short-term borrowings which reprice daily was 2.03%.

Stockholders' equity at September 30, 2004 was $27.2 million compared to $26.4 million at December 31, 2003, an increase of $843,000. Retained earnings increased by the amount of net income or $849,000, partially offset by $425,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2003 to September 30, 2004, stockholders' equity increased by $285,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $82,000. Accumulated comprehensive income increased by $51,000 due to a increase in the fair value of securities available for sale, net of tax.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the nine months ended September 30, 2004 decreased by $658,000 or 43.7% from $1.5 million for the nine months ended September 30, 2003 to $849,000 for the nine months ended September 30, 2004. The decrease in net income is primarily due to decreases in noninterest income, and an increase in noninterest expense, partially offset by decreases in the provision for loan losses and income tax expense.

Net interest income decreased $33,000 or 0.6% from $5.41 million for the nine months ended September 30, 2003 to $5.38 million for the nine months ended September 30, 2004. The primary reason for the decrease in net interest income was a decrease in interest and dividend income of $232,000 partially offset by a decrease of $199,000 in interest expense. The Company's net interest margin was 3.43% and 3.68% during the nine months ended September 30, 2004 and 2003, respectively. The net interest margin decreased as a result of a decrease in interest rates on interest-bearing assets, partially offset by a decrease in interest rates on interest-bearing liabilities.

Total interest and dividend income decreased by $232,000 or 2.6% from $8.9 million for the nine months ended September 30, 2003 to $8.6 million for the nine months ended September 30, 2004. The decrease was primarily due to a decrease in loan interest income partially offset by increased interest income on securities available for sale. The decrease of $484,000 in loan interest income was primarily due to a decrease in the average loan rate of 93 basis points, partially offset by an increase in average loans. Interest and dividend income from available for sale securities increased by $244,000 primarily due to an increase in the average balance of available for sale investments, partially offset by a decrease in average interest rate of 6 basis points.

Interest expense declined by $199,000 or 5.7% from $3.5 million for the nine months ended September 30, 2003 to $3.3 million for the nine months ended September 30, 2004. This decline was primarily due to a decrease of $268,000 in interest on deposits, partially offset by $57,000 increase in interest on Federal Home Loan Bank advances. The $268,000 decrease in interest expense on deposits was primarily due to a decrease of 29 basis points in the average interest rate on deposits, partially offset by an increase in the average balance of deposits. The $57,000 increase in interest on Federal Home Loan Bank advances was due to an increase in the average balance, as well as by an increase in interest rate of 52 basis points.

For the nine months ended September 30, 2004 and 2003 the provision for losses on loans was $388,000 and $484,000, respectively. The provision for the nine months ended September 30, 2004 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2004, its allowance for loan losses was adequate.

Noninterest income decreased $423,000 or 13.9% from $3.0 million for the nine months ended September 30, 2003 to $2.6 million for the nine months ended September 30, 2004. The decrease was primarily a result of decreases in net gains on loan sales and other service charges and fees, abstracting income, and net realized gains on sales of available for sale securities partially offset by an increase in net loan servicing fees and increased customer service fees. Net gains on loan sales decreased by $417,000 from $660,000 for the nine months ended September 30, 2003 to $243,000 for the nine months ended September 30, 2004. This decline occurred as loan sales decreased from $41.0 million loans sold in the first nine months of 2003 to $13.5 million loans sold in the first nine months of 2004. Loan refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. Other service charges and fees decreased by $117,000 from $677,000 for the nine months ended September 30, 2003 to $560,000 for the nine months ended September 30, 2004 primarily due to a decrease in fees associated with residential loans sold into the secondary market resulting from the reduced loan volume. Abstracting and title fees also declined by $71,000 from $337,000 for the nine months ended September 30, 2003 to $266,000 for the nine months ended September 30, 2004, due to the high level of refinancing activity in 2003.

Net loan servicing fees increased by $140,000 from $392,000 for the nine months ended September 30, 2003 to $532,000 for the nine months ended September 30, 2004, as the nine-month average portfolio of loans serviced for others increased by $6.2 million from 2003 to 2004. Customer service fees increased by $85,000 from $575,000 for the nine months ended September 30, 2003 to 660,000 for the nine months ended September 30, 2004, primarily a result of increased non-sufficient funds and overdraft fees associated with checking accounts. Net realized gains on sales of available for sale securities decreased by $69,000 from $133,000 for the nine months ended September 30, 2003 to $64,000 for the nine months ended September 30, 2004. Proceeds from the sales of equity securities totaled $417,000 for the nine months ended September 30, 2003 compared to proceeds of $257,000 from the sale of equity securities for the nine months ended September 30, 2004.

Total noninterest expenses were $6.3 million for the nine months ended September 30, 2004 as compared to $5.7 million for the nine months ended September 30, 2003. The primary reason for the $650,000 increase was an increase in salaries and employee benefits of $298,000, an increase in professional fees of $170,000, an increase in other expenses of $87,000, an increase in equipment expense of $86,000, an increase in net occupancy expense of $62,000, and a reduction in the recovery of impairment of loan servicing rights of $121,000, partially offset by a reduction of $193,000 in amortization of loan servicing rights.

Salaries and employee benefits increased by $298,000 from $3.2 million for the nine months ended September 30, 2003 to $3.5 million for the nine months ended September 30, 2004. The salary increase was $189,000 which was primarily due to normal pay increases and the addition of eight full-time employees and five part-time employees. The majority of the employee additions are a result of the branch expansion into Savoy. The increase in employee benefits of $109,000 was primarily due to increased health insurance expense and increased Employee

Stock Ownership Plan ("ESOP") expense. Health insurance expense was $303,000 for the nine months ended September 30, 2004 compared to $266,000 for the nine months ended September 30, 2003, a $37,000 increase as a result a higher premiums. ESOP expense increased by $59,000 due to a higher average share price. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price increases, the ESOP expense increases accordingly.

Net occupancy expense increased by $62,000 from $161,000 for the nine months ended September 30, 2003 compared to $223,000 for the nine months ended September 30, 2004 primarily due to the branch expansion into Savoy. Equipment expense increased by $86,000 from $494,000 for the nine months ended September 30, 2003 to $580,000 for the nine months ended September 30, 2004 primarily due to the leasing of both check imaging equipment to upgrade the check imaging process and other computer components to update computer networks and operating systems. Professional fees increased by $170,000 from $204,000 for the nine months ended September 30, 2003 to $374,000 for the same period in 2004. The increase was primarily a result of higher legal fees in 2004, primarily related to the expansion into Savoy, and increased consulting fees, primarily from the retention of an investors relations consulting firm.

Amortization of loan servicing rights decreased from $668,000 for the nine months ended September 30, 2003 to $475,000 for the nine months ended September 30, 2004, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights for the nine months ended September 30, 2003 totaled $316,000 compared to $195,000 for the nine months ended September 30, 2004. The recovery of the previously identified impairment is based on periodic independent valuation of the loan servicing rights, which indicate the market value of the loan servicing rights as of the valuation date. Other expenses increased by $87,000 from $687,000 for the nine months ended September 30, 2004 to $774,000 for the nine months ended September 30, 2004. The primary reason for this increase is an increase in office supplies expense, an increase in supervision fees from the Bank's primary regulator and an increase in insurance expense due to higher premiums.

Income tax expense was $449,000 for the nine months ended September 30, 2004 as compared to $801,000 for the nine months ended September 30, 2003. The decrease of $352,000 in income tax expense was due to a decrease in income before taxes of $1.0 million. The effective tax rates were 34.6% and 34.7%, respectively, for the nine months ended September 30, 2004 and 2003.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the three months ended September 30, 2004 decreased by $237,000 or 44.2% from $536,000 for the three months ended September 30, 2003 to $299,000 for the three months ended September 30, 2004. The decrease in net income is primarily due to a decrease in noninterest income, and an increase in noninterest expense, partially offset by a slight increase in net interest income and decreases in the provision for loan losses and income tax expense.

Net interest income increased $13,000 or 0.8% from $1.73 million for the three months ended September 30, 2003 to $1.74 million for the three months ended September 30, 2004. The primary reason for the slight increase in net interest income was a decrease of $53,000 in interest expense, partially offset by a decrease of $40,000 in interest and dividend income. The Company's net interest margin was 3.36% and 3.46% during the three months ended September 30, 2004 and 2003, respectively. The net interest margin decreased slightly as a result of an increase in the average interest earning assets.

Total interest and dividend income decreased slightly by $40,000 from $2.86 million for the three months ended September 30, 2003 to $2.82 million for the three months ended September 30, 2004. The decrease was primarily due to a decrease in loan interest income partially offset by increased interest income on securities available for sale. The decrease of $118,000 in loan interest income was primarily due to a decrease in the average loan rate of 92 basis points, partially offset by an increase in average loans. Interest and dividend income from available for sale securities increased by $72,000 due to increases in both the average rate and the average balance of available for sale investments.

Interest expense declined by $53,000 or 4.7% from $1.13 million for the three months ended September 30, 2003 to $1.08 million for the three months ended September 30, 2004. This decline was primarily due to a decrease of $76,000 in interest on deposits. The $76,000 decrease in interest expense on deposits was primarily due to a decrease of 30 basis points in the average interest rate on deposits, partially offset by an increase in the average balance of deposits. Federal Home Loan Bank advance interest and interest on short-term borrowings both increased slightly due to an increase in average balance.

For the three months ended September 30, 2004 and 2003 the provision for losses on loans was $126,000 and $151,000, respectively. The provision for the three months ended September 30, 2004 was based on the Company's analysis of the allowance for loan losses.

Noninterest income decreased $104,000 or 9.2% from $1.1 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. The decrease was primarily a result of decreases in net gains on loan sales and net realized gains on sales of available-for-sale securities, a decrease in other service fees and charges, and a decrease in abstracting income, partially offset by increased net loan servicing fees and customer service fees.

Net gains on loan sales decreased by $152,000 from $239,000 for the three months ended September 30, 2003 to $87,000 for the three months ended September 30, 2004. This decline occurred as loan sales decreased from $13.9 million loans sold in the third quarter 2003 to $4.9 million loans sold in the third quarter 2004. Loan refinancings have slowed significantly compared to last year, due to slightly rising interest rates compared to last year's historic low interest rates. Net realized gain on sales of available-for-sale securities declined by $106,000 from $133,000 for the three months ended September 30, 2003 compared to $27,000 for the three months ended September 30, 2004. The $133,000 gain from securities sales in the third quarter of 2003 related to sales proceeds of $417,000, while the $27,000 gain from securities in the third quarter in 2004 related to sales proceeds of $122,000.

Net loan servicing fees increased by $148,000 from $129,000 for the three months ended September 30, 2003 to $277,000 for the three months ended September 30, 2004 due to an increase in the loans serviced for others portfolio. Other service charges and fees decreased by $32,000 from $231,000 for the three months ended September 30, 2003 to $199,000 for the three months ended September 30, 2004 primarily due to a decrease in fees associated with residential loans sold into the secondary market resulting from the reduced loan volume. Abstracting and title fees also declined by $16,000 from $110,000 for the three months ended September 30, 2003 to $94,000 for the three months ended September 30, 2004, due to the high level of refinancing activity in 2003. Customer service fees increased from $209,000 for the three months ended September 30, 2003 to $241,000 for the three months ended September 30, 2004. The $32,000 increase was primarily due to increased non-sufficient funds and overdraft fees.

Total noninterest expenses were $2.2 million for the three months ended September 30, 2004 as compared to $1.9 million for the three months ended September 30, 2003. The primary reason for the $304,000 increase was an increase in professional fees of $90,000, an increase in equipment expense of $63,000, an increase in salaries and employee benefits of $27,000, an increase of $40,000 in other expenses, and a reduction of the recovery of impairment of loan servicing rights of $102,000, partially offset by a reduction of $47,000 in amortization of loan servicing rights.

Salaries and employee benefits increased by $27,000 from $1.12 million for the three months ended September 30, 2003 to $1.15 million for the three months ended September 30, 2004 which was primarily due to the addition of six full-time employees and three part-time employees. The majority of the employee additions are a result of the branch expansion into Savoy.

Equipment expense increased by $63,000 from $157,000 for the three months ended September 30, 2003 to $220,000 for the three months ended September 30, 2004, primarily due to the leasing of check and document imaging equipment, and other computer system upgrades. Professional fees increased by $90,000 from $56,000 for the three months ended September 30, 2003 to $146,000 for the same period in 2004. The increase was primarily a result of increased legal fees primarily relating to corporate matters and consulting fees, primarily from the retention of an investors relations consulting firm. The recovery of impairment of loan servicing rights was $179,000 for the three months ended September 30, 2003 compared to $77,000 for the three months ended September 30, 2004. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Amortization of loan servicing rights decreased by $47,000 from $201,000 for the three months ended September 30, 2003 to $154,000 for the three months ended September 30, 2004, as a result of a decrease in loan prepayments. Other expenses increased by $40,000 from $236,000 for the three months ended September 30, 2003 to $276,000 for the three months ended September 30, 2004, primarily due to increased office supplies expense and postage, an increase in insurance expense due to higher premiums, and increased regulatory fees.

Income tax expense was $166,000 for the three months ended September 30, 2004 as compared to $299,000 for the three months ended September 30, 2003. The decrease of $133,000 in income tax expense was due to a decrease in income before taxes of $370,000. The effective tax rates were 35.7% and 35.8%, respectively, for the three months ended September 30, 2004 and 2003.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2004 and December 31, 2003, loan servicing rights had carrying values of $817,000 and $964,000, respectively.

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

LIQUIDITY

At September 30, 2004, the Company had outstanding commitments to originate $5.4 million in loans, and $7.3 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements". As of September 30, 2004, the total amount of certificates scheduled to mature in the following 12 months was $45.6 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at September 30, 2004 was $9.7 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2004, the Company had outstanding commitments to originate loans of $5.4 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.5 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $4.1 million for commercial lines of credit, and $3.2 million for consumer lines of credit. Outstanding commitments for letters of credit at September 30, 2004 totaled $45,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of September 30, 2004, which by their terms have contractual maturity dates subsequent to September 30, 2004:

                                Next 12  13-36      37-60      More than
                                 Months  Months     Months     60 Months        Totals
                                -------  ------     ------     ---------        ------
UNFUNDED COMMITMENTS:
  Letters of credit             $    45  $   --     $   --     $      --        $   45
  Lines of credit                 5,083      56         96         2,091         7,326
                                -------  ------     ------     ---------        ------
   Totals                       $ 5,128  $   56     $   96     $   2,091        $7,371
                                =======  ======     ======     =========        ======

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2004:

                                                     REQUIRED FOR        TO BE WELL
                                     ACTUAL        ADEQUATE CAPITAL      CAPITALIZED
                              -----------------    ----------------    ---------------
    SEPTEMBER 30, 2004          Amount      %       Amount     %        Amount     %
--------------------------    ---------   -----    -------  -------    ---------  ----
                                                (Dollars in thousands)
Total capital (to risk-
weighted  assets)             $  26,013   22.03    $ 9,444    8.0      $  11,806  10.0
Tier 1 capital (to risk-
weighted assets)                 24,528   20.78      4,722    4.0          7,084   6.0
Tier 1 capital (to average
 assets)                         24,528   10.95      8,961    4.0         11,202   5.0

The Company's consolidated capital-to-asset requirements and actual capital as of September 30, 2004 are summarized in the following table:

                                                     REQUIRED FOR        TO BE WELL
                                     ACTUAL        ADEQUATE CAPITAL      CAPITALIZED
                              -----------------    ----------------    ---------------
  SEPTEMBER 30, 2004             Amount     %       Amount     %        Amount     %
                              ---------   -----    -------  -------    ---------  ----
                                                (Dollars in thousands)
Total capital (to risk-
weighted assets)              $  28,221   23.65    $ 9,548    8.0          --     N/A
Tier 1 capital (to risk-
weighted assets)                 26,720   22.39      4,774    4.0          --     N/A
Tier 1 capital (to average
assets)                          26,720   11.85      9,021    4.0          --     N/A

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2004, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                      (c) TOTAL
                                                      NUMBER OF        (d) MAXIMUM
                                                        SHARES          NUMBER OF
                                                     PURCHASED AS    SHARES THAT MAY
                    (a) TOTAL                      PART OF PUBLICLY      YET BE
                    NUMBER OF     (b) AVERAGE         ANNOUNCED         PURCHASED
                     SHARES      PRICE PAID PER        PLANS OR      UNDER THE PLANS
PERIOD              PURCHASED        SHARE             PROGRAMS        OR PROGRAMS
-----------         ---------    --------------    ----------------  ---------------
07/01/04  -
07/31/04               --             --                  --            100,000
08/01/04  -
08/31/04               --             --                  --            100,000
09/01/04  -
09/30/04               --             --                  --            100,000
                      ---            ---                 ---            -------
Total                  --             --                  --            100,000
                      ---            ---                 ---            -------

(1) Our board of directors approved the repurchase by us of 100,000 shares over the one-year period ending May 13, 2005. None of these shares have been repurchased.

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

                                         FIRST BANCTRUST CORPORATION

Date: November 12, 2004                  /s/ Terry J. Howard
                                         --------------------------------------
                                         Terry J. Howard
                                         President and Chief Executive Officer

Date: November 12, 2004                  /s/ Ellen M. Litteral
                                         --------------------------------------
                                         Ellen M. Litteral
                                         Treasurer and Chief Financial Officer