Form 10KSB
period 2004-12-31
FIRST BANCTRUST CORP
filed 2005-03-29
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO __________

                        COMMISSION FILE NUMBER 000-32535

                           FIRST BANCTRUST CORPORATION
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                  37-1406661
               --------                                  ----------
    (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    206 SOUTH CENTRAL AVENUE PARIS, ILLINOIS                61944
    ----------------------------------------                -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-465-6381

      SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $15,243,256

As of March 11, 2005, the aggregate value of the 2,257,869 shares of Common Stock of the Registrant outstanding on such date, which excludes 239,181 shares held by all directors and executive officers as a group, was approximately $27.3 million. This figure is based on the last known trade price of $12.07 per share of the Registrant's Common Stock on March 11, 2005.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 11, 2005: 2,497,050

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                      INDEX

                                                                           PAGE
PART I

Item 1.   Description of Business                                            1

Item 2.   Description of Property                                           34

Item 3.   Legal Proceedings                                                 34

Item 4.   Submission of Matters to a Vote of Security Holders               34

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities             34

Item 6.   Management's Discussion and Analysis or Plan of Operation         36

Item 7.   Financial Statements                                              36

Item 8.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         36

Item 8A.  Controls and Procedures                                           36

Item 8B.  Other Information                                                 37

PART III

Item 9.   Directors and Executive Officers of the Registrant                37

Item 10.  Executive Compensation                                            37

Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  37

Item 12.  Certain Relationships and Related Transactions                    38

Item 13.  Exhibits                                                          38

Item 14.  Principal Accountant Fees and Services                            40

SIGNATURES                                                                  40

                                     PART I

Item 1. Description of Business.

In addition to historical information, this filing may include certain forward-looking statements based on current management expectations. The forward-looking statements are identifiable by the use of the terms "believes," "expects," "anticipates," "estimates," or similar expressions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 under Delaware law. On April 18, 2001, the Company acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 3,041,750 shares of common stock in the initial offering at $5 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2004, the Company had consolidated total assets, liabilities and stockholders' equity of $230.9 million, $203.4 million, and $27.5 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2004 consisted primarily of the investment in the Bank of $25.3 million, investment in First Charter Service Corporation of $74,000 and investment in ECS Service Corporation doing business as Edgar County Title of $273,000, interest-bearing demand deposits of $175,000, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $747,000, and available-for-sale securities of $897,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank, the Bank's subsidiary, and the Company's other non-bank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and its operations office, both in Paris, Illinois, in Edgar County, and branch offices in Marshall, Illinois in Clark County and Savoy, Illinois in Champaign County. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. In September, 2003, the Bank began operations in a temporary facility in Savoy, Illinois, until the move into a permanent facility in August, 2004. The Savoy market area is immediately adjacent to the large urban markets of Champaign and Urbana, and shows strong demographic characteristics. The community has experienced higher than average population growth, resulting in new housing construction. The Savoy market is characterized by a younger population, due to its proximity to the University of Illinois in Champaign-Urbana. The majority of the labor force in this area is employed in managerial or professional occupations.

As of December 31, 2004, the Bank had total assets of $229.7 million, total liabilities of $204.4 million, and total equity of $25.3 million. Total assets grew by $5.9 million, the majority from an increase in loans, which was primarily funded by a reduction in investments and an additional Federal Home Loan Bank advance. Net income in 2004 decreased by $467,000 or 26.1% which was primarily attributable to an increase in noninterest expense of $1.0 million and a decrease in noninterest income of $219,000, partially offset by an increase of $145,000 in net interest income, a reduction in the provision for loan loss of $195,000, and a decrease in income tax expense of $435,000.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans have been sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2004, the Company's loan portfolio including loans held for sale, totaled $119.9 million. In addition, at December 31, 2004 the Company serviced $93.1 million in loans ($81.7 million of residential loans and $11.4 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2004, the Company's securities portfolio totaled $88.7 million, of which $83.9 million are designated as available for sale, and $4.8 million are designated as held to maturity. The Company also had $2.7 million invested in interest-bearing demand deposits at December 31, 2004.

The Company's revenues are derived principally from interest on its mortgage, consumer, agriculture and commercial loans, interest on its securities, gains on loan sales, loan servicing fees, abstract and title fees, service charges on deposits, and other customer fees. The Company's primary sources of funds are deposits, loan repayments, sales of loans in the secondary market, purchases of federal funds, and advances (loans) from the Federal Home Loan Bank ("FHLB").

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

Lending Activities

GENERAL. At December 31, 2004, the net loan portfolio before allowance for loan losses, of the Company totaled $119.7 million, representing 51.9% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2004, single-family residential loans amounted to $37.6 million or 31.2% of the total loan portfolio. Of this amount, $4.8 million consisted of second mortgage or home equity loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                    December 31, 2004    December 31, 2003    December 31, 2002
                                  --------------------  -------------------   ------------------
                                   Amount     Percent     Amount    Percent    Amount    Percent
                                  --------  ----------  ---------   -------   --------  --------
                                                                                (In Thousands)
Real estate loans:
    One-to-four family            $ 37,568      31.15%  $  36,513    33.38%   $ 39,635    36.68%
    Multi-family                       716       0.59%        266     0.24%        300     0.28%
    Commercial                      16,902      14.02%     10,124     9.25%      9,756     9.03%
    Construction                     1,516       1.26%      2,275     2.08%        724     0.67%
    Agricultural loans              16,937      14.04%     13,908    12.71%     12,570    11.63%
Commercial and industrial            6,411       5.32%      6,417     5.87%      6,045     5.59%
Agricultural production finance     13,603      11.28%     12,357    11.29%     11,570    10.70%
Consumer loans:
    Vehicle                         20,801      17.25%     21,035    19.23%     21,968    20.32%
    Consumer finance                   800       0.66%        823     0.75%      1,005     0.93%
    Share                              472       0.39%        533     0.49%        736     0.68%
    Other                            3,099       2.57%      3,169     2.90%      2,875     2.66%
Other loans                          1,769       1.47%      1,983     1.81%        902     0.83%
                                  --------   --------   ---------   ------    --------   ------
       Total loans receivable      120,594     100.00%    109,403   100.00%    108,086   100.00%
                                             ========               ======               ======

Less:

Undisbursed portion of loans            17         23        328
Unearned discount and fees             829        845        614
Allowance for loan losses            2,300      2,124      1,962
                                 ---------   --------   --------
    Loans receivable, net        $ 117,448   $106,411   $105,182
                                 =========   ========   ========

Loans held for sale at December 31, 2004 amounted to $138,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

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

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the collateral that will secure the loan. The Company's loan policy assigns aggregate lending limits to officers of the Company depending on the type of loan and whether the loan is secured or unsecured. Two loan officers acting in concert may combine their lending limits to approve an individual loan, up to a limit of 2.5% of qualified capital. Management has established an executive officers' loan committee, which may generally approve credit requests up to 5% of qualified capital. The Board of Directors has established a loan committee of directors, which includes four independent directors. The loan committee of directors will review requests that have been submitted by the executive loan committee, and can approve loans up to 10% of qualified capital. Any credit in excess of 10% of qualified capital must be approved by the executive loan committee, the directors' loan committee, and submitted to the full Board of Directors for their approval.

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

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2004, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                           At December 31, 2004
                                  -----------------------------------------------------------------------
                                               Commercial  Agricultural
                                                  and      Production                 Other        Total
                                  Real Estate  Industrial    Finance     Consumer     Loans        Loans
                                  -----------  ----------  ------------  --------    --------    --------
                                                                  (In Thousands)
Amounts due in:

One year or less                    $  8,863    $  2,802    $  7,360     $  1,823    $     47    $ 20,895
More than one year to five years      10,107       2,220       4,486       21,213          15      38,041
More than five years                  54,669       1,389       1,757        2,136       1,707      61,658
                                    --------    --------    --------     --------    --------    --------
    Total amount due                $ 73,639    $  6,411    $ 13,603     $ 25,172    $  1,769    $120,594
                                    ========    ========    ========     ========    ========    ========

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2005 which have fixed interest rates or which have floating or adjustable rates.

                                  Fixed-Rates  Floating or Adjustable-Rates        Total
                                  -----------  ----------------------------      ---------
                                                        (In Thousands)
Real estate loans:
  One-to-four family                $ 2,417            $33,406                    $35,823
  Multi-family                          565                151                        716
  Commercial                          2,510              9,052                     11,562
  Construction                            7                 19                         26
  Agricultural loans                  8,000              8,649                     16,649
Commercial and industrial             2,207              1,402                      3,609
Agricultural production finance       4,639              1,604                      6,243
Consumer loans:
  Vehicle                            20,105                 --                     20,105
  Consumer finance                      702                  4                        706
  Share                                  17                 --                         17
  Other                               2,515                  6                      2,521
Other loans                              --              1,722                      1,722
                                    -------            -------                    -------
    Total loans receivable          $43,684            $56,015                    $99,699
                                    =======            =======                    =======

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

ONE-TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2004, $37.6 million or 31.2% of the total loan portfolio consisted of single-family residential loans. Of this amount, $4.8 million consisted of second mortgage or home equity loans.

The Company's present lending policy on one-to-four family regular conventional residential mortgage loans generally limits the maximum loan-to-value to 80% of the appraised value of the property. If the Company originates a residential mortgage loan with a loan-to-value in excess of 80%, the Company typically requires the borrower to obtain private mortgage insurance. An alternative mortgage product is available for owner occupied one to four family residential properties within the Bank's market area which generally allows financing to qualified applicants of up to 100% of the purchase price or the appraised value, whichever is less. Residential mortgage loans are typically amortized on a monthly basis with principal and interest due each month.

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 5 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate conventional loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells substantially all fixed-rate conventional loans with terms greater than 10 years in the secondary market. At December 31, 2004, $4.1 million, or 11.0% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three or five years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2004, $33.4 million or 89.0% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2004, the Company's second mortgage or home equity loans amounted to $4.8 million or 4.0% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after five years. Home equity lines-of-credit are also offered to qualified applicants and can fund up to 100% of the equity in the borrower's home, based on the appraised value of the property, if the Company holds the first mortgage on the property. For all others, the maximum loan-to-value is eighty percent of the appraised value of the property. Home equity lines-of-credit are adjustable rate products priced off of the "prime" rate, and reprice monthly.

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

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company's market area. Commercial real estate loans amounted to $16.9 million or 14.0% of the total loan portfolio as of December 31, 2004 with an average loan balance of approximately $110,000.

The Company's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential loans. Loans secured by raw land cannot exceed 65% of the appraised value, and loans secured by real estate to be used for land development can not exceed 75% loan-to-value. The maximum term of the Company's commercial real estate loans cannot exceed 30 years. Generally, terms for commercial real estate loans are not longer than 10 years, and are based on an amortization schedule of up to thirty years. At December 31, 2004, fixed rate commercial real estate loans at December 31, 2004 totaled $5.3 million, while adjustable rate commercial real estate loans totaled $11.6 million.

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

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2004 the Company's agricultural loans amounted to $16.9 million or 14.0% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in east-central Illinois and western Indiana. The Company's adjustable rate agricultural real estate loans have interest rates which generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 or 30 years. A portion of these agricultural real estate loans also include a balloon payment after 10 years. Fixed rate agricultural real estate loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

Many agricultural real estate loans to farmers have been underwritten by agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn permits them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. By way of example, assume that the Company originates a conforming $100,000 agricultural loan, secures a 90% guarantee from Farmers Home Loan Administration, and subsequently sells $90,000 of the loan in the secondary market with servicing retained. Assume that the borrower defaults on the loan, and the value of the property is $50,000. The Company would purchase the $90,000 portion from the investor, foreclose on the loan, and sell the property for $50,000. This would result in an initial loss to the Company of $50,000. However, as a result of the government guarantee, the Company would be reimbursed $45,000, representing 90% of its loss of $50,000. The Company's out of pocket loss in this example would be $5,000. Likewise, if the Company holds the example loan which carries the 90% guarantee in its own portfolio, the loss to the Company would also be limited to $5,000, after filing the claim with Farmers Home Loan Administration. If the Company originates an agricultural loan which qualifies for the agency guarantee, it may originate the loan with a loan-to-value of 90% of the lesser of the appraised value or purchase price of the property. At December 31, 2004, the guaranteed amount of $9.3 million on farmland loans of $10.3 million were owned by various investors. Additionally, farmland loans of $3.6 million are included in the Company's agricultural real estate portfolio, of which $3.2 million are guaranteed by the Farmers Home Loan Administration.

COMMERCIAL AND INDUSTRIAL LOANS. At December 31, 2004, the Company's commercial and industrial loans amounted to $6.4 million or 5.3% of the Company's loan portfolio. Types of commercial loans in the portfolio at December 31, 2004 include short-term working capital loans and term loans for capital purchases, secured by inventory, accounts receivable, fixtures, or equipment. The Company's commercial and industrial loans generally have a term of up to six years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial and industrial loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interests in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2004, the Company's agricultural production finance loans amounted to $13.6 million or 11.3% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years, although loans secured by farm equipment may extend to seven years or longer. The maximum term for equipment secured loans will be tied directly to the useful life of the underlying collateral but cannot exceed 15 years. The interest rate is increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management's review of the borrower's business plan, prior performance, marketability of crops, and current market prices. The Company requires a minimum current ratio of 1.1. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farmland.

The Company's agricultural production finance loans may be originated under terms, conditions and documentation which allow them to qualify for a guarantee by the Farmers Home Loan Administration, and/or to be sold to a variety of investors in the secondary market. These qualifying loans also carry a government guarantee of up to 90% of any loss.

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2004, $25.2 million or 20.9% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to six years for new vehicles or used vehicles (model year 2002 and newer) and up to five years for older used vehicles. Vehicle loans amounted to $20.8 million or 17.3% of the total loan portfolio at December 31, 2004. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2004, the Company's consumer finance loans amounted to $800,000 or 0.7% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $472,000 or 0.4% of the Company's total loan portfolio at December 31, 2004. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans and other loans. These loans amounted to $3.1 million or 2.6% of the total loan portfolio at December 31, 2004.

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

REAL ESTATE CONSTRUCTION LOANS. At December 31, 2004, the Company had approximately $1.5 million or 1.3% of total loans in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Generally, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2004, the Company had $716,000 in multi-family residential mortgage loans which amounted to 0.6% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $1.8 million or 1.5% of the total loan portfolio at December 31, 2004. The majority of this balance represents a participation interest in an industrial revenue bond for a local hospital.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company may receive loan origination fees or "points" for originating mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. A document preparation fee is generally assessed on consumer loan originations of $75 per loan for consumer non-mortgage originations, while second mortgages may be assessed a loan document preparation fee of $150 per origination and first mortgages may be assessed a loan document fee of $250 per loan.

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2004, the Company was servicing $93.1 million of loans for others. Of this amount, $81.7 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $11.4 million.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $190,000 of real estate owned and other assets at December 31, 2004. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                        December 31, 2004
                                   -----------------------------------------------------------
                                         30-59 Days          60-89 Days       90 or More Days
                                          Overdue             Overdue             Overdue
                                   --------------------  ------------------   ----------------
                                              Percent            Percent              Percent
                                             of Total            of Total             of Total
                                   Amount     Loans     Amount    Loans      Amount    Loans
                                   ------    --------   ------   --------    ------   --------
                                                         (In Thousands)
Real estate loans:
  One-to-four family               $1,239      1.03%    $  330     0.27%     $  202     0.17%
  Commercial                          392      0.33%        13     0.01%         --       --
  Construction                         --        --         --       --         108     0.09%
  Agricultural loans                   --        --         --       --          --       --
Commercial and industrial              94      0.08%        --       --          --       --
Agricultural production finance        23      0.02%        --       --          19     0.02%
Consumer loans:
  Vehicle                             286      0.24%        86     0.07%         97     0.08%
  Consumer finance                     34      0.03%         6     0.01%         14     0.01%
  Other                                58      0.05%         9     0.01%          3     0.00%
                                   ------    ------     ------   ------      ------   ------
  Total loans                      $2,126      1.78%    $  444     0.37%     $  443     0.37%
                                   ======    ======     ======   ======      ======   ======

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.

                                                               At December 31,
                                                      --------------------------------
                                                       2004        2003          2002
                                                      ------      -------       ------
                                                            (Dollars in Thousands)
NON-PERFOMING LOANS:
Non-accrual loans:
  Real estate loans:
    One-to-four family                                $  202       $  567       $  692
    Commercial                                            --          302           --
    Construction                                         108          113          114
    Agricultural loans                                    --           --           --
  Commercial and industrial                               --           --           12
  Agricultural production finance                         19           32          577
  Consumer loans:
    Vehicle                                               97           89           97
    Consumer finance                                      14           15           19
    Other                                                  3            8            9
Troubled debt restructurings                           1,128        1,403          888
                                                      ------       ------       ------
    Total non-performing loans                         1,571        2,529        2,408
                                                      ------       ------       ------
Real estate owned (1)                                    190           96          185
                                                      ------       ------       ------
  Total nonperforming assets (2)                      $1,761       $2,625       $2,593
                                                      ======       ======       ======
Total nonperforming loans as a percentage
  of  total loans                                       1.31%        2.35%        2.25%
Total nonperforming assets and troubled debt
  restructurings as a percentage of total assets        0.76%        1.16%        1.28%

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

The Company's total classified loans, which include impaired loans, at December 31, 2004 amounted to $13.0 million, $5.8 million of which was classified as substandard, $141,000 of which was classified doubtful, $155,000 of which was classified loss, and $7.0 million which was classified as special mention or potential problem loans. Classified loans at December 31, 2003 were $12.8 million, $7.7 million of which was classified substandard, $222,000 of which was classified doubtful, $111,000 of which was classified loss, and $4.7 million which was classified special mention or potential problem loans. Of the $13.0 million classified assets at December 31, 2004, $443,000 were nonperforming loans as of December 31, 2004. The remaining $12.6 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

The Company had specific reserves totaling $1.1 million on classified loans as of December 31, 2004. Included in the classified loans of $13.0 million were agricultural production finance loans totaling $2.6 million, commercial loans of $1.8 million, farmland loans of $1.5 million, nonresidential real estate loans of $4.0 million, one-to-four family real estate loans of $2.6 million, and consumer loans of $576,000. Of the $2.6 million in classified agricultural production loans, $1.2 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $1.0 million. Also included in classified loans were farmland loans of $647,000 which had guarantees by the Farmers Home Administration in the amount of $582,000.

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

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2004 and 2003, the allowance for loan losses was 1.92% and 1.96%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                     December 31,
                                     -----------------------------------------------------------------------------
                                             2004                     2003                         2002
                                     -----------------------   ---------------------    --------------------------
                                                Percent of               Percent of                   Percent of
                                                 Loans in                  Loans in                    Loans in
                                                   Each                     Each                         Each
                                                Category to              Category to                  Category to
                                     Amount     Total Loans    Amount    Total Loans     Amount       Total Loans
                                     ------     -----------    ------    -----------    ---------     -----------
Allocated:
Real estate loans:
  One-to-four family                 $  224        31.15%      $  154       33.38%      $     207        36.68%
  Multi-family                            2         0.59%           2        0.24%              2         0.28%
  Commercial                            745        14.02%         349        9.25%            332         9.03%
  Construction                           56         1.26%          60        2.08%              2         0.67%
  Agricultural loans                     52        14.04%          91       12.71%             89        11.63%
Commercial and industrial               376         5.32%         351        5.87%            230         5.59%
Agricultural production finance         320        11.28%         503       11.29%            496        10.70%
Consumer loans:
  Vehicle                               414        17.25%         506       19.23%            480        20.32%
  Consumer finance                       36         0.66%          41        0.75%             55         0.93%
  Share                                  --         0.39%          --        0.49%             --         0.68%
  Other                                  56         2.57%          68        2.90%             70         2.66%
Other loans                              19         1.47%          --        1.81%             --         0.83%
Unallocated:                             --           --           --          --              --           --
                                     ------       ------       ------      ------       ---------       ------
                                     $2,300       100.00%      $2,125      100.00%      $   1,963       100.00%
                                     ======       ======       ======      ======       =========       ======

The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                    Year Ended December 31,
                                         --------------------------------------------
                                           2004              2003             2002
                                         ---------        ---------        ----------
Total loans outstanding                  $ 119,748        $ 108,535        $ 107,144
Average loans outstanding, net             111,445          105,773          105,171
Balance at beginning of period               2,125            1,963            1,657
CHARGE-OFFS:
Real estate loans:
  One-to-four family                            78              118               31
  Multi-family                                  --               --               --
  Commercial                                    67               --                3
  Construction                                  --               --               --
  Agricultural loans                            --               --                2
Commercial and industrial                       75               35              140
Agricultural production finance                 14              234               --
Consumer loans:
  Vehicle                                      156              214              211
  Consumer finance                              34               10               67
  Share                                         --               --               --
  Other                                         14               48               72
                                         ---------        ---------        ---------
    Total charge-offs                          438              659              526
                                         ---------        ---------        ---------
RECOVERIES:
Real estate loans:
  One-to-four family                             8               --                6
  Multi-family                                  --               --               --
  Commercial                                     1               --                1
  Construction                                  --               --               --
  Agricultural loans                            --               --               28
Commercial and industrial                        3                5               13
Agricultural production finance                 --               11               --
Consumer loans:
  Vehicle                                       52               47               46
  Consumer finance                              23               23               15
  Share                                         --               --               --
  Other                                         11                7                5
                                         ---------        ---------        ---------
    Total recoveries                            98               93              114
                                         ---------        ---------        ---------
Net charge-offs                               (340)            (566)            (412)
Provision for loan losses                      515              728              718
                                         ---------        ---------        ---------
Balance at end of period                 $   2,300        $   2,125        $   1,963
                                         =========        =========        =========
Allowance for loan losses as a
 percent of total loans outstanding           1.92%            1.96%            1.83%
                                         =========        =========        =========

Allowance for loan losses as a
 percent of total non-performing loans      146.40%           84.03%           81.52%
                                         =========        =========        =========
Ratio of net charge-offs to
 average loans outstanding                    0.31%            0.54%            0.39%
                                         =========        =========        =========

Investment Securities

The Company has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposits at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. The Company's investment strategy is established by the Investment/ALCO Committee which currently consists of directors and senior officers of the Company. The Investment/ALCO Committee meets on a quarterly basis and the strategy established by the committee is implemented by the Company's President and Chief Financial Officer. The Company has obtained the services of an independent consultant to provide data regarding the Bank's investments as well as potential investments. Any material deviations from the investment strategy require approval by the Investment/ALCO Committee.

The following table sets forth information relating to the amortized cost and fair value of the Company's securities all of which are classified available for sale.

                                                             December 31,
                               -------------------------------------------------------------------------
                                        2004                     2003                      2002
                               ---------------------     --------------------      ---------------------
                               Amortized      Fair       Amortized      Fair       Amortized      Fair
                                  Cost        Value         Cost        Value         Cost        Value
                                                              (In Thousands)
AVAILABLE FOR SALE:
U.S. Treasuries                 $ 3,838      $ 3,920      $ 3,803      $ 3,792      $     0      $     0
Federal agencies                  7,000        6,949        7,504        7,517        9,498        9,648
State and municipal              10,540       10,876        9,489        9,904        6,873        7,304
Mortgage-backed securities       60,625       60,800       70,759       70,814       53,168       54,201
Equity securities                 1,252        1,399        1,599        1,715        1,520        1,595
                                -------      -------      -------      -------      -------      -------
Total                           $83,255      $83,944      $93,154      $93,742      $71,059      $72,748
                                =======      =======      =======      =======      =======      =======

HELD TO MATURITY:
Mortgage-backed securities      $ 4,778      $ 4,831      $    --      $    --      $    --      $    --
                                -------      -------      -------      -------      -------      -------
Total                           $ 4,778      $ 4,831      $    --      $    --      $    --      $    --
                                =======      =======      =======      =======      =======      =======

The following table sets forth the amount of the Company's available-for-sale debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2004.

                                            Weighted              Weighted           Weighted           Weighted
                                  Under 1    Average               Average    5-10    Average   Over 10  Average
Available-for-sale securities      Year       Yield     1-5 Years   Yield     Years   Yield      Years    Yield         Total
-----------------------------    --------   --------    --------- --------  -------- --------   ------- --------      ---------
                                                                         (In Thousands)
U.S. Treasuries                  $      0                $ 2,599    3.75%   $  1,321  4.25%     $     0               $   3,920
Federal agencies                      503     7.13%        4,465    3.12%      1,981  3.50%           0                   6,949
State and municipal                   227     4.31%        1,864    3.51%      7,157  3.75%       1,628   3.83%          10,876
Mortgage-backed securities (1)      1,547     4.80%       34,892    4.30%     18,915  3.80%       5,446   3.30%          60,800
                                 --------                -------            --------            -------               ---------
Total                            $  2,277                $ 3,820            $ 29,374            $ 7,074               $  82,545
                                 ========                =======            ========            =======               =========

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current interest rate environment. The assumption rates vary by the individual security.

The mortgage-backed securities include $24.2 million in adjustable rate securities which typically have longer stated final maturities, but will have rate adjustments within the next four years. The fixed rate mortgage-backed securities have relatively short projected remaining lives, generally less than five years.

The following table sets forth the amount of the Company's held-to-maturity debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004. The amounts reflect the amortized cost of the Company's debt securities at December 31, 2004.

                               Weighted                Weighted                     Weighted                 Weighted
Held-to-maturity    Under 1     Average                 Average        5-10          Average     Over 10     Average
securities           Year       Yield      1-5 Years    Yield          Years         Yield        Years       Yield     Total
----------------    -------    --------    ---------   --------      ---------      --------     -------     --------  -------
                                                                  (In Thousands)
Mortgage-backed
securities (1)       $    -                $  2,802     4.50%        $   1,976       4.50%       $     -               $ 4,778
                     ------                --------                  ---------                   -------               -------
Total                $    -                $  2,802                  $   1,976                   $     -               $ 4,778
                     ======                ========                  =========                   =======               =======

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current The assumption rates vary by the individual security. interest rate environment.

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

The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Company to re-invest at current rates. This is beneficial in a rising interest rate environment. During 2004, proceeds generated from repayments and maturities of available-for-sale and held-to-maturity securities totaled $34.7 million compared to $68.5 million in 2003. Of the $34.7 million, repayments on mortgage-backed securities amounted to $29.0 million. Net amortization of premiums and discounts on securities decreased to $190,000 in 2004 compared to $887,000 in 2003, as repayments slowed from the accelerated level of 2003.

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

The Company obtains deposits primarily from residents in Illinois and Indiana. The Company seeks to attract deposit accounts by offering a variety of products with competitive rates and terms.

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

The following table shows the distribution of and certain other information relating to the Company's average deposits for the years 2004 and 2003 by the type of deposits indicated.

                                          December 31, 2004                               December 31, 2003
                                ------------------------------------            ------------------------------------
                                                Percent                                       Percent
                                               of Total     Weighted                          of Total      Weighted
                                 Average        Average      Average             Average       Average       Average
                                 Balance       Deposits       Rate               Balance      Deposits        Rate
                                ------------------------------------            ------------------------------------
                                                         (dollars in thousands)
Money market deposits           $    9,818        6.18%       1.32%             $   8,091        5.31%        1.56%
Savings deposits                    11,989        7.55%       0.96%                 9,944        6.53%        1.31%
NOW and other demand deposits       47,268       29.76%       1.11%                48,279       31.68%        1.41%
Non-interest bearing deposits       15,104        9.51%       0.00%                14,599        9.58%        0.00%
                                ----------      ------        ----              ---------      ------         ----
  Total                             84,179       53.00%       0.91%                80,913       53.10%        1.16%

Certificate accounts
Three months or less                   387        0.24%       1.09%                   399        0.26%        1.64%
Over three through six months        2,020        1.27%       1.17%                 2,201        1.44%        1.43%
Over six through twelve months      26,699       16.81%       1.84%                24,790       16.26%        2.11%
Over one to three years             19,298       12.15%       2.41%                23,599       15.49%        3.23%
Over three to five years            14,082        8.87%       4.33%                13,832        9.08%        4.76%
Over five years                     12,170        7.66%       4.35%                 6,662        4.37%        4.64%
                                ----------      ------        ----              ---------      ------         ----
  Total certificates                74,656       47.00%       2.84%                71,483       46.90%        3.20%

  Total average deposits        $  158,835      100.00%       1.82%             $ 152,396      100.00%        2.12%
                                ==========      ======        ====              =========      ======         ====

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2004.

                                              Maturity Date
               --------------------------------------------------------------------------------
                 One Year          Over 1-2     Over 2-3              Over 3
Interest Rate    or Less            Years         Years                Years           Total
-------------  ------------       ----------    ---------            --------       -----------
                                           (dollars in thousands)
0.00% - 1.99%  $     21,465       $    1,303    $      --            $     --       $    22,768
2.00% - 3.99%        22,488            8,591        1,414               7,045            39,538
4.00% - 5.99%         1,835            1,904        3,177               6,820            13,736
6.00% - 7.99%         1,908                4            4                  --             1,916
               ------------       ----------    ---------            --------       -----------
               $     47,696       $   11,802    $   4,595            $ 13,865       $    77,958
               ============       ==========    =========            ========       ===========

As of December 31, 2004, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $21.1 million. The following table presents the maturity of these time certificates of deposits at December 31, 2004.

                                                    December 31, 2004
                                                    -----------------
                                                     (In thousands)
3 months or less                                     $       2,377
Over 3 months through 6 months                               2,904
Over 6 months through 12 months                              6,086
Over 12 months                                               9,702
                                                     -------------
    Total                                            $      21,069
                                                     =============

RETURN ON EQUITY AND ASSETS

                                                       2004           2003
                                                      -----          -----
 Return on assets (net income divided by
     average total assets)                             0.54%          0.90%
 Return on equity (net income divided by
     average equity)                                   4.58%          7.38%
 Dividend payout ratio (dividends per share
     divided by net income per share (1)              42.59%         20.59%
 Equity to assets ratio (average equity
     divided by average total assets)                 11.84%         12.19%

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

At December 31, 2004, the Company had $40.5 million of long-term FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Some of the long-term advances are "rate-locked" for a determined time period, between one and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $40.5 million in fixed term advances, $20.5 million has passed the "rate-lock" period, but is still a fixed rate advance, and $5.0 million are "rate-locked" until 2005. The remaining $15.0 million advances are fixed term advances.

The following schedule presents FHLB advances at December 31, 2004 by maturity date:

                  Interest   Fixed or            Maturity              First Convertible                Amount
Date of Advance     Rate     Variable             Date                        Date                  (in thousands)
---------------   --------   --------        ---------------           -----------------            --------------
February, 1998      5.05%     Fixed          February, 2008              February, 2001                $   1,500
February, 1998      5.32%     Fixed          February, 2008              February, 2003                    1,500
January, 2001       4.80%     Fixed          January, 2011               January, 2003                     7,500
February, 2001      4.86%     Fixed          February, 2011              February, 2004                   10,000
September, 2001     3.12%     Fixed          September, 2011                                               5,000
February, 2003      2.62%     Fixed          February, 2006                                                8,000
March, 2003         3.35%     Fixed          March, 2008                                                   2,000
November, 2004      2.37%     Fixed          November, 2014              November, 2005                    5,000
                                                                                                       ---------
                                                                                                       $  40,500
                                                                                                       =========

The Company also has available a variable line of credit through the Federal Home Loan Bank for funding needs. At December 31, 2004, this line had not been drawn upon. The Company also occasionally purchases federal funds to fund short-term cash requirements. At December 31, 2004 federal funds purchased totaled $2.0 million.

Market Area

The Company is headquartered in Paris, Illinois, with one regular branch in Marshall, Illinois, and a newly established branch in Savoy, Illinois. The Company's primary retail market area encompasses all of Clark and Edgar Counties where the Company's two offices are located, as well as Champaign County where the new branch at Savoy is located. In August, 2004, the Company relocated the Savoy operation to its permanent facility in a retail area in Savoy. The Company's primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole. Champaign County is located in central Illinois and includes the urban markets of Champaign and Urbana, as well as the University of Illinois. The workforce in this area is primarily employed in professional, managerial, and sales positions.

Both Clark and Edgar Counties have similar economic characteristics with population levels of less than 20,000 in each county in 1990 and 2000. Overall, the demographic characteristics of Clark and Edgar Counties are weaker than Illinois or the U.S. with regard to income levels, housing values and growth trends. In contrast, the Savoy area has experienced an above-average population growth, with strong new-housing construction, and above-average home values.

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

The Company's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Company's competition in the agricultural market also includes Farm Credit Services as well as agricultural equipment and product suppliers. The Company competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

Personnel

As of December 31, 2004, the Company, including the Bank and the Bank's subsidiary, Community Finance Center, Incorporated and Company subsidiaries ECS Service Corporation and First Charter Service Corporation, had 85 full-time and 12 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2004, the Company had three subsidiaries, the Bank, ECS Service Corporation and First Charter Service Corporation, and the Bank had one subsidiary, Community Finance Center, Incorporated.

Community Finance Center, Incorporated is an Illinois chartered corporation which provides retail consumer loans to the Company's customers. Community Finance Center generated net income of $72,000 for the year ended December 31, 2004 compared to a net loss of $76,000 for the year ended December 31, 2003.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $44,000 and $133,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

First Charter Service Corporation is an Illinois chartered corporation which provides retail sales of uninsured investment products to the Company's customers. First Charter generated a net loss of $7,000 and $21,000 for the years ended December 31, 2004 and 2003, respectively.

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

FIRST BANCTRUST CORPORATION

GENERAL. The Company is a bank holding company and a financial holding company, and as such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank is chartered under Illinois law, the Company is also subject to regulation by the Illinois Office of Banks and Real Estate under the Illinois Savings Bank Act.

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

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate Federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

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

FIRST BANK & TRUST

GENERAL. First Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the Savings Association Insurance Fund of the FDIC. As a Savings Association Insurance Fund insured, Illinois-chartered savings bank, the Bank is subject to examination, supervision, reporting and enforcement requirements of the Division of Banks and Real Estate of the Illinois Department of Financial & Professional Regulation, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Illinois Division of Banks and Real Estate and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Illinois Division of Banks and Real Estate and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

The Illinois Division of Banks and Real Estate and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as First Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

The Illinois Division of Banks and Real Estate has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Division of Banks and Real Estate. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Division of Banks and Real Estate. The Illinois Division of Banks and Real Estate also assesses fees for examinations conducted by the Illinois Division of Banks and Real Estate's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2004, First Bank paid approximately $35,400 in supervisory fees.

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

Savings Association Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well-capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .00% for well capitalized healthy institutions, to ..27% for undercapitalized institutions with substantial supervisory concerns.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2004, FICO payments for Savings Association Insurance Fund member approximated 1.48 basis points and the premium paid by the Bank for this period was $23,300.

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

CAPITAL REQUIREMENTS. The Bank is subject to various regulatory capital requirements administered by the FDIC. FDIC regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under FDIC regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

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

DIVIDENDS. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The FDIC or the Illinois Department of Financial and Professional Regulation Division of Banks and Real Estate is authorized to determine under certain circumstances relating to the financial condition of the Bank or the Company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Restrictions on the payment of dividends by the Bank are more fully described below.

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Dividends may be paid by a savings bank out of its net profits. Written approval of the Commissioner of the Illinois Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation is required if a savings bank has total capital of less than 6% of total assets and the dividend to be declared in any year exceeds 50% of the savings bank's net profits for the year. The approval of the Commissioner of the Illinois Division of Banks and Real Estate also is required before dividends may be declared that exceed a savings bank's net profits in any year. In 2004, First Bank declared and paid dividends to the Company of $500,000.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2004, the Bank had $40.5 million of Federal Home Loan Bank advances. See Note 8 to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. In addition, all borrowings from the Chicago Federal Home Loan Bank must be supported by capital stock holdings not less than 5% of borrowings. At December 31, 2004, the

Bank had $4.3 million in Federal Home Loan Bank stock, which was in compliance with these requirements.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on the Bank's stock was 6.03% in 2004 and 6.16% in 2003.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, First Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

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

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2004, no reserves were required to be maintained on the first $7.0 million of net transaction accounts, reserves of 3% were required to be maintained against the next $40.6 million of net transaction accounts, and reserves of 10% were required to be maintained on net transaction accounts over $47.6 million. At December 31, 2004 total reserves required to be maintained by the Federal Reserve Board were $2.0 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective for the Company on January 1, 2006. The effect to the Company in 2006 is estimated to be $131,000 based on the current stock options outstanding.

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

Item 2.   Description of Property.

The following table sets forth information relating to the Bank's offices at December 31, 2004.

                                                        Net Book Value of
                                                         Property and
                                          Lease            Leasehold
                           Owned or     Expiration      Improvements at                     Deposits as of
       Location             Leased         Date        December 31, 2004                  December 31, 2004
-------------------------  --------     ----------     -----------------                  -----------------
101 South Central Avenue   Owned            --         $              405                    $      --
Paris Illinois 61944
206 South Central Avenue   Owned            --                        800                       90,285
Paris, Illinois 61944
610 North Michigan Avenue  Owned            --                        652                       55,664
Marshall, Illinois 62441
1251 Woodfield Drive       Leased       8/31/2009                      --                       13,523
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

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

(a) Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2004 Annual Report to Stockholders attached hereto as Exhibit 13 ("2004 Annual Report to Stockholders") on page 68 and is incorporated herein by reference.

The Company's Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.24 per share. However, the rate of such dividends and the continued payment thereof will depend upon a number of factors, including the amount of net proceeds retained by us in the Conversion, investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends or stock dividends may be paid in addition to, or in lieu of, regular cash dividends.

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

(b) Not Applicable.

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended December 31, 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                        (d) Maximum
                                                                           (c) Total Number              Number of
                                                                               of shares              Shares that May
                                                                             Purchased as                  Yet Be
                           (a) Total Number        (b) Average             Part of a Publicly          Purchased Under
                               of shares            price Paid              Announced Plans              the Plans
  Period                       purchased            per share                 or Programs               or Programs
-----------                ----------------         ----------            -------------------         ----------------
 10/1/2004
    to                                   --                 --                             --                  100,000
10/31/2004

 11/1/2004
    to                                5,600        $     12.34                          5,600                   94,400
11/30/2004

 12/1/2004
    to                                   --                 --                             --                   94,400
12/31/2004

(1) Our board of directors approved the repurchase by us of 100,000 shares over the one year period ending May 13, 2005.

Item  6. Management's Discussion and Analysis or Plan of Operation.

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2004 Annual Report to Stockholders on pages 3 to 29 and is incorporated herein by reference.

Item  7. Financial Statements.

The Consolidated Financial Statements of First BancTrust Corporation as of December 31, 2004 and 2003, together with the report of BKD, LLP appears in the 2004 Annual Report to Stockholders on pages 30 to 67 and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2004.

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

Item 8B. Other Information.

     Not Applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2005 ("Proxy Statement"), filed on March 22, 2005 with the Securities and Exchange Commission, under the captions "Election of Directors", "Audit Committee Financial Expert", "The Audit Committee", "Compliance With
Section 16", and "Code of Ethics."

Item 10. Executive Compensation.

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement under the captions "Executive Compensation", "Directors' Compensation", and "Other Compensation Arrangements."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant's Proxy Statement under the captions "Security Ownership of Directors, Nominees For Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Stockholder Holding 5% or More."

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                         Number of securities to be    Weighted-average        Number of securities remaining
                                          issued upon exercise of     exercise price of      available for future issuance under
                                       outstanding options, warrants outstanding options,   equity compensation plans (excluding
                                                and rights            warrants and rights  securities reflected in the first column)
                                       ----------------------------- --------------------  ----------------------------------------
Equity compensation plans approved by
security holders                                   304,174                   $9.87                          53,178 (1)

Equity compensation plans not
approved by security holders                            --                      --                              --
                                                   -------                   -----                          ------
Total                                              304,174                   $9.87                          53,178 (1)
                                                   =======                   =====                          ======

(1) As of December 31, 2004, 68,492 shares of restricted stock had been granted, which are excluded from the total.

Item 12. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Transactions With Certain Related Persons."

Item 13. Exhibits.

      (a)   The following documents are filed as a part of this report:

                  (1)   Financial Statements

                  Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2004 Annual Report to Stockholders.

Independent Accountants' Report                                         30

Consolidated Balance Sheets as of
December 31, 2004 and 2003                                              31-32

Consolidated Statements of Income for the years
ended December 31, 2004 and 2003                                        33-34

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 2004 and 2003                              35-36

Consolidated Statements of Cash Flows for the years
ended December 31, 2004 and 2003                                        37-38

Notes to Consolidated Financial Statements                              39-67

The remaining information appearing in the 2004 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

            (3)(a) Exhibits

            The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

No.                               Description
---                               -----------
3.1         Certificate of Incorporation of First BancTrust Corporation*

3.2         Amended and Restated Bylaws of First BancTrust Corporation **

4.0         Form of Stock Certificate of First BancTrust Corporation* Employment
            Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Terry J. Howard**(1)

10.2        2002 Stock Option Plan***(1)

10.3        Form of Stock Option Agreement (filed herewith)

10.3        2002 Recognition and Retention Plan and Trust Agreement***(1)

10.4        First BancTrust Corporation Deferred Compensation Plan (****)(1)

10.5        Amendment Number One to First BancTrust Corporation Deferred
            Compensation Plan (****)(1)

13.0        2004 Annual Report to Stockholders (filed herewith)

14.0        Code of Ethics (filed herewith)14.0

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

                  (3)(b) Reports on Form 8-K.

                         None

Item 14.  Principal Accountant Fees and Services.

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

                                    First BancTrust Corporation

Date: March 24, 2005                /s/   Terry J. Howard
                                    -----------------------------------------
                                    Terry J. Howard
                                    President, Chief Executive Officer
                                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2005                /s/   Terry J. Howard
                                    -----------------------------------------
                                    Terry J. Howard
                                    President, Chief Executive Officer
                                    and Director (Principal Executive Officer)

Date: March 24, 2005                /s/   Terry T. Hutchison
                                    -----------------------------------------
                                    Terry T. Hutchison
                                    Chairman of the Board of Directors

Date: March 24, 2005                /s/   Vick N. Bowyer
                                    -----------------------------------------
                                    Vick N. Bowyer, Director

Date: March 24, 2005                /s/   David W. Dick
                                    -----------------------------------------
                                    David W. Dick, Director

Date: March 24, 2005                /s/   James D. Motley
                                    -----------------------------------------
                                    James D. Motley, Director


Date: March 24, 2005                /s/   Joseph R. Schroeder
                                    -----------------------------------------
                                    Joseph R. Schroeder, Director

Date: March 24, 2005                /s/   John W. Welborn
                                    -----------------------------------------
                                    John W. Welborn, Director

Date: March 24, 2005                /s/   Ellen M. Litteral
                                    -----------------------------------------
                                    Ellen M. Litteral, Chief Financial
                                    Officer and Treasurer (Principal
                                    Accounting and Financial
                                    Officer