Form 10-Q
period 2005-03-31
FIRST BANCTRUST CORP
filed 2005-05-13
CIK 1129847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-32535

                           FIRST BANCTRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   37-1406661
                        (IRS EMPLOYER IDENTIFICATION NO.)

                            206 SOUTH CENTRAL AVENUE
                                 PARIS, ILLINOIS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      61944
                                   (ZIP CODE)

                                  217-465-6381
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
           DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

  AS OF MAY 12, 2005 THE REGISTRANT HAD OUTSTANDING 2,497,050 SHARES OF COMMON
                                     STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

                   Index                                                         Page
PART I - Financial Information

    Item 1         Financial Statements

                   Condensed Consolidated Balance Sheets                           1
                   Condensed Consolidated Statements of Income                     2
                   Condensed Consolidated Statements of Cash Flows                 4
                   Notes to Condensed Consolidated Financial Statements            6
    Item 2         Management's Discussion and Analysis of
                     Financial Condition and Results of Operation                 11
    Item 3         Quanitative and Qualitative Disclosures About
                     Market Risk.                                                 19
    Item 4         Controls and Procedures                                        20

PART II - Other Information

    Item 1         Legal Proceedings                                              20
    Item 2         Unregistered Sales of Equity Securities and
                     Use of Proceeds                                              20
    Item 3         Defaults Upon Senior Securities                                21
    Item 4         Submission of Matters to a Vote of Security
                     Holders                                                      21
    Item 5         Other Information                                              21
    Item 6         Exhibits                                                       21

SIGNATURES                                                                        22

CERTIFICATIONS                                                                    23

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                                        MARCH 31,              DECEMBER 31,
                                                                                          2005                    2004
                                                                                       (unaudited)
                                                                                    ------------------       ---------------
ASSETS
        Cash and due from banks                                                     $            5,669       $         6,371
        Interest-bearing demand deposits                                                         4,995                 2,742
                                                                                    ------------------       ---------------
               Cash and cash equivalents                                                        10,664                 9,113
        Available-for-sale securities                                                           79,860                83,944
        Held-to-maturity securities (fair value of $4,758 and $4,831)                            4,762                 4,778
        Loans held for sale                                                                        447                   138
        Loans, net of allowance for loan losses of $2,325 and $2,300                           118,510               117,448
        Premises and equipment                                                                   3,041                 3,088
        Federal Home Loan Bank stock                                                             4,314                 4,256
        Foreclosed assets held for sale, net                                                       119                   190
        Interest receivable                                                                      1,749                 2,179
        Loan servicing rights, net of valuation allowance of $6 and $24                            691                   757
        Cash surrender value of life insurance                                                   4,566                 4,523
        Deferred income taxes                                                                      300                    --
        Other assets                                                                               461                   510
                                                                                    ------------------       ---------------

               Total assets                                                         $          229,484       $       230,924
                                                                                    ==================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

        Noninterest bearing deposits                                                $           17,216       $        17,885
        Interest bearing deposits                                                              142,792               141,586
                                                                                    ------------------       ---------------
               Total deposits                                                                  160,008               159,471
        Federal funds purchased                                                                     --                 2,000
        Federal Home Loan Bank advances                                                         40,500                40,500
        Pass through payments received on loans sold                                               146                    60
        Advances from borrowers for taxes and insurance                                            297                   138
        Deferred income taxes                                                                       --                   110
        Interest payable                                                                           154                   136
        Other                                                                                    1,094                   962
                                                                                    ------------------       ---------------
               Total liabilities                                                               202,199               203,377
                                                                                    ------------------       ---------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
        Common stock, $.005 par value, 5,000,000 shares authorized; 3,041,750
          shares issued; 2,497,050 and 2,494,850 shares outstanding                                 15                    15
        Additional paid-in capital                                                              14,853                14,803
        Retained earnings                                                                       18,550                18,396
        Unearned employee stock ownership plan shares - 121,708 and 129,310 shares                (703)                 (747)
        Unearned incentive plan shares - 81,700 and 85,126 shares                                 (674)                 (702)
        Accumulated other comprehensive income (loss)                                             (142)                  415
        Treasury stock, at cost - 544,700 and 546,900 shares                                    (4,614)               (4,633)
                                                                                    ------------------       ---------------
               Total stockholders' equity                                                       27,285                27,547
                                                                                    ------------------       ---------------

               Total liabilities and stockholders' equity                           $          229,484       $       230,924
                                                                                    ==================       ===============

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                                             2005                 2004
---------------------------                                                        --------------       ---------------
INTEREST AND DIVIDEND INCOME
        Loans
          Taxable                                                                  $        2,037       $         1,972
          Tax exempt                                                                           16                    16
        Securities
          Taxable                                                                             720                   763
          Tax exempt                                                                          104                    93
        Dividends on Federal Home Loan Bank stock                                              58                    65
        Deposits with financial institutions and other                                         24                    11
                                                                                   --------------       ---------------
               Total interest and dividend income                                           2,959                 2,920
                                                                                   --------------       ---------------
INTEREST EXPENSE
        Deposits                                                                              731                   761
        Federal Home Loan Bank advances and other debt                                        389                   363
                                                                                   --------------       ---------------
               Total interest expense                                                       1,120                 1,124
                                                                                   --------------       ---------------

NET INTEREST INCOME                                                                         1,839                 1,796
        Provision for loan losses                                                              94                   150
                                                                                   --------------       ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         1,745                 1,646
                                                                                   --------------       ---------------

NONINTEREST INCOME
        Customer service fees                                                                 192                   186
        Other service charges and fees                                                        182                   169
        Net gains on loan sales                                                                73                    60
        Net realized gains on sales of available-for-sale securities                           32                    37
        Net loan servicing fees                                                               140                   131
        Brokerage fees                                                                         15                     8
        Abstract and title fees                                                               104                    83
        Other                                                                                  72                    73
                                                                                   --------------       ---------------
               Total noninterest income                                                       810                   747
                                                                                   --------------       ---------------

NONINTEREST EXPENSE
        Salaries and employee benefits                                                      1,183                 1,169
        Net occupancy expense                                                                 103                    74
        Equipment expense                                                                     205                   146
        Data processing fees                                                                  115                   103
        Professional fees                                                                     111                   116
        Foreclosed assets expense, net                                                         15                    28
        Marketing expense                                                                      71                    46
        Printing and office supplies                                                           44                    48
        Amortization of loan servicing rights                                                 124                   155
        Recovery of impairment of loan servicing rights                                       (18)                  (27)
        Other expenses                                                                        204                   189
                                                                                   --------------       ---------------
               Total noninterest expense                                                    2,157                 2,047
                                                                                   --------------       ---------------

INCOME BEFORE INCOME TAX               $     398       $     346

        Income tax expense                    95             120
                                       ---------       ---------
NET INCOME                                   303       $     226
                                       =========       =========

BASIC EARNINGS PER SHARE               $    0.13       $    0.10
                                       =========       =========

DILUTED EARNINGS PER SHARE             $    0.12       $    0.09
                                       =========       =========

DIVIDENDS PER SHARE                    $    0.06       $    0.05
                                       =========       =========

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                                            2005               2004
----------------------------------------------------------------------             ------------       ------------
OPERATING ACTIVITIES
       Net income                                                                  $        303       $        226
       Items not requiring (providing) cash
         Depreciation and amortization                                                       97                 72
         Provision for loan losses                                                           94                150
         Investment securities amortization, net                                             22                 82
         Amortization of loan servicing rights                                              124                155
         Recovery of impairment of loan servicing rights                                    (18)               (27)
         Deferred income taxes                                                              (21)                --
         Net realized gains on available-for-sale securities                                (32)               (37)
         Net loss on sales of foreclosed assets                                               8                 14
         Net loss on sale of premises and equipment                                          --                  6
         Net gains on loan sales                                                            (73)               (60)
         Loans originated for sale                                                       (3,440)            (3,033)
         Proceeds from sales of loans originated for sale                                 3,164              3,204
         Federal Home Loan Bank stock dividends                                             (58)               (65)
         Compensation expense related to employee stock ownership plan                       92                 96
         Compensation expense related to incentive plan                                      27                 27

         Changes in
           Interest receivable                                                              430                389
           Cash surrender value of life insurance                                           (43)                13
           Other assets                                                                      49                 68
           Interest payable                                                                  18                 23
           Other liabilities                                                                132               (140)
                                                                                   ------------       ------------

             Net cash provided  by operating activities                                     875              1,163
                                                                                   ------------       ------------

INVESTING ACTIVITIES
       Purchases of available-for-sale securities                                        (3,046)            (7,197)
       Proceeds from maturities of available-for-sale securities                          5,936              7,284
       Proceeds from sales of available-for-sale securities                                 275                135
       Net change in loans                                                               (1,223)              (740)
       Proceeds from sales of foreclosed assets                                             130                 56
       Proceeds from sales of premises and equipment                                         --                 10
       Purchases of premises and equipment                                                  (50)               (11)
                                                                                   ------------       ------------

             Net cash provided by (used in) investing activities                          2,022               (463)
                                                                                   ------------       ------------

FINANCING ACTIVITIES
       Net increase  in demand deposits, money market,
         NOW and savings deposits                                                  $        288       $      2,652
       Net increase (decrease) in certificates of deposit                                   249             (1,054)
       Net decrease in short-term borrowings                                             (2,000)                --
       Pass through payments received on loans sold                                          86                (18)
       Net increases in advances by borrowers for taxes and insurance                       159                131
       Proceeds from stock options exercised                                                 22                 --
       Dividends paid                                                                      (150)              (125)
                                                                                   ------------       ------------

             Net cash provided by (used in) by financing activities                      (1,346)             1,586
                                                                                   ------------       ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                    1,551              2,286

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              9,113             10,294
                                                                                   ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     10,664       $     12,580
                                                                                   ============       ============

SUPPLEMENTAL CASH FLOWS INFORMATION

       Real estate acquired in settlement of loans                                 $         67       $        122

       Interest paid                                                               $      1,102       $      1,101

       Income tax paid                                                             $          0       $          0

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          Three Months      Three Months
                                             Ended             Ended
                                         March 31, 2005    March 31, 2004
Net income, as reported                      $  303            $  226

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                  (33)              (33)
                                             ------            ------

Pro forma net income                         $  270            $  193
                                             ======            ======
EARNINGS PER SHARE:

    Basic - as reported                      $ 0.13            $ 0.10
    Basic - pro forma                        $ 0.12            $ 0.09
    Diluted - as reported                    $ 0.12            $ 0.09
    Diluted - pro forma                      $ 0.11            $ 0.08

Note 2 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $92,000 and $96,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

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

Note 3 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2005 and 2004. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                Weighted
                                                                 Average      Per Share
                                                     Income      Shares        Amount
                                                     ------     ---------     ---------
FOR THE THREE MONTHS ENDED MARCH 31, 2005:

Basic Earnings Per Share:
  Income available to common stockholders            $  303     2,289,236     $   0.13

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                   94,091
  Stock Options                                                    47,411

Diluted Earnings per Share:
  Income available to common stockholders and        ------     ---------     ---------
    assumed conversions                              $  303     2,430,738     $    0.12
                                                     ======     =========     =========

FOR THE THREE MONTHS ENDED MARCH 31, 2004:

Basic Earnings Per Share:
  Income available to common stockholders            $  226     2,249,254     $    0.10

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                  101,092
  Stock Options                                                    52,154

Diluted Earnings per Share:
  Income available to common stockholders and        ------     ---------     ---------
    assumed conversions                              $  226     2,402,500     $    0.09
                                                     ======     =========     =========

Note 4 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended March 31, 2005 and 2004 is listed as follows:

                                                                                THREE MONTHS ENDED MARCH 31
                                                                                 2005                 2004
                                                                                ------               ------
NET INCOME                                                                      $  303               $  226
                                                                                ------               ------

OTHER COMPREHENSIVE INCOME
     Unrealized appreciation (depreciation) on available-for-sale
       securities, net of tax                                                     (528)                 560

     Less: Reclassification adjustment for realized gains included
       in net income, net of tax                                                    21                   24
                                                                                ------               ------
                                                                                  (549)                 536
                                                                                ------               ------

COMPREHENSIVE INCOME                                                            $ (246)              $  762
                                                                                ======               ======

Note 5 - Stock Split

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. Prior period financial information has been adjusted to reflect the stock split.

Note 6 - Authorized Share Repurchase Program

On May 13, 2004, the Board of Directors authorized the open-market stock repurchases of up to 100,000 shares of the Company's outstanding stock over the one-year period ending May 13, 2005. The Company has purchased 5,600 of these shares in the open market. Previously, the Company had completed four other repurchase programs for stock repurchases of 541,300 shares. As of May 12, 2005, the Company owned a cumulative total of 544,700 shares in treasury stock. Twenty two hundred shares of treasury stock were used in the redemption of stock options in February, 2005.

Note 7 - Subsequent Event

On April 18, 2005, the Company entered into an Agreement and Plan of Merger with Rantoul First Bank, S.B., an Illinois chartered savings bank whereby the Company will acquire all of the outstanding shares of common stock of Rantoul First Bank. Shareholders of Rantoul First Bank will receive $22.10 per share in cash for each share of common stock held. The transaction is subject to approval by regulatory authorities and Rantoul First Bank shareholders and is expected to close in the third quarter of 2005.

On April 18, 2005 the Board of Directors authorized the open-market stock repurchase of up to 5%, or 124,850 shares of the Company's outstanding stock over the next one-year period ending April 18, 2006 as, in the opinion of managements, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Note 8 - Recent Accounting Pronouncements

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

American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company's financial statements.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, ECS Service Corporation, and the Bank's wholly owned subsidiary, Community Finance Center, Inc. at March 31, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month period ending March 31, 2005 to the same period in 2004. In prior years First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors will provide investment advisory and asset management services to Bank customers in 2005. First Advisors will rent office space from the Bank, and will pay a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation has become inactive for 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company decreased by $1.4 million or 0.6%, to $229.5 million at March 31, 2005 from $230.9 million at December 31, 2004. The decrease in assets was primarily due to a decrease in available-for-sale securities of $4.1 million and a decrease in interest receivable of

$430,000 partially offset by increases in cash and cash equivalents of $1.6 million, in loans, net of allowance for loan losses, of $1.1 million, and $309,000 in loans held for sale. The decrease in assets was due primarily to a decrease in federal funds purchased.

The Company's cash and due from banks decreased by $702,000 or 11.02% to $5.7 million at March 31, 2005 from $6.4 million at December 31, 2004. This decrease was more than offset by an increase in interest-bearing demand deposits of $2.3 million or 82.2% to $5.0 million at March 31, 2005 compared to $2.7 million at December 31, 2004. The net increase in cash and cash equivalents of $1.6 million was primarily a result of a decrease in available-for-sale securities and an increase in deposits.

Available-for-sale investment securities amounted to $80.0 million at March 31, 2005 compared to $84.0 million at December 31, 2004, a $4.0 million decrease. The decrease resulted from $5.9 million in investment calls and maturities, primarily from payments on mortgage-backed securities and a maturity of a Federal Home Loan Bank ("FHLB") agency bond, sales of equity securities of $243,000 and a $930,000 decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $3.0 million.

Loans held for sale increased by $309,000 from $138,000 at December 31, 2004 to $447,000 at March 31, 2005. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at March 31, 2005 consisted entirely of single-family residential loans to be sold to FHLMC and IHDA.

The Company's net loan portfolio increased by $1.1 million to $118.5 million at March 31, 2005 from $117.4 million at December 31, 2004. Gross loans increased by $1.1 million while the allowance for loan losses increased by $25,000. Commercial nonresidential real estate loans increased by $948,000 primarily a result of loan originations generated in the Savoy area. Loans secured by 1-4 family residences increased by $538,000, primarily due to an increase in home equity loans, and farmland loans increased by $331,000. Commercial loans decreased by $236,000 and agricultural production loans decreased by $499,000 due to a seasonal fluctuation, while consumer loans increased by $383,000.

At March 31, 2005, the allowance for loan losses was $2.3 million or 1.92% of the total loan portfolio which was equal to the allowance for loan losses at December 31, 2004 of $2.3 million or 1.92% of the total loan portfolio. During the first quarter of 2005, the Company charged off $91,000 of loan losses, $53,000 of which were consumer loans, and $38,000 pertained to three loans secured by 1-4 family residential properties. The chargeoffs of $91,000 were partially offset by $21,000 in recoveries on consumer loans, primarily vehicle loans. The Company's nonperforming loans and troubled debt restructurings decreased from $1.6 million at December 31, 2004 compared to $1.4 million or 1.18% as a percentage of total loans at March 31, 2005. This decrease was primarily a result of reduced delinquencies 90 days and over from $443,000 at December 31, 2004 compared to $349,000 at March 31, 2005. The Company's troubled debt restructurings of $1.4 million at March 31, 2005 consists primarily of restructured commercial and agricultural loans. Included in the $1.4 million of troubled debt restructurings are restructured agricultural loans of $870,000 which are 90% guaranteed for $783,000 by the

Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Net foreclosed assets held for sale, totaling $119,000 at March 31, 2005 decreased $71,000, or 37.4%, compared to $190,000 at December 31, 2004. As of March 31, 2005, the Company had real estate properties totaling $51,000 consisting of three single-family residential properties and other repossessed assets of $68,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $430,000 or 19.7% from $2.2 million to $1.7 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $58,000 due to the receipt of dividends in the form of stock.

Loan servicing rights declined by $66,000 from $757,000 at December 31, 2004 to $691,000 at March 31, 2005. Gross loan servicing rights decreased by $84,000 from $781,000 at December 31, 2004 to $697,000 at March 31, 2005 due to
amortization of loan servicing rights of $124,000 offset by newly capitalized assets of $40,000. The valuation allowance decreased from $24,000 at December 31, 2004 to $6,000 at March 31, 2005, an $18,000 recovery of a previous impairment as a result of current valuations.

Adjustments to deferred income taxes for the tax effect of the decrease in market value of investment securities available for sale resulted in a deferred tax asset of $300,000 at March 31, 2005 compared to a deferred tax liability of $110,000 at December 31, 2004.

The Company's total deposits amounted to $160.0 million at March 31, 2005 compared to $159.5 million at December 31, 2004, an increase of $537,000. The 0.3% increase in total deposits was due to a $1.2 million increase in interest bearing deposits, partially offset by a $669,000 decrease in non-interest bearing deposits. The increase in interest bearing deposits was a result of a $763,000 increase in savings accounts, a $248,000 increase in certificates of deposit, and an increase of $195,000 in interest-bearing checking accounts.

Federal funds purchased decreased by $2.0 million from a balance of $2.0 million at December 31, 2004 to zero at March 31, 2005. Federal Home Loan Bank advances remained constant at $40.5 million at December 31, 2004 and March 31, 2005. The total average rate of all advances was 3.54% as of March 31, 2005.

Advances from borrowers for taxes and insurance increased by $159,000 from $138,000 at December 31, 2004 to $297,000 at March 31, 2005. Pass through payments received on loans sold increased by $86,000 from $60,000 at December 31, 2004 to $146,000 at March 31, 2005. Other liabilities increased by $132,000 from $962,000 at December 31, 2004 to $1.1 million at March 31, 2005, primarily due to an increase in accounts payable.

Stockholders' equity at March 31, 2005 was $27.3 million compared to $27.5 million at December 31, 2005, a decrease of $262,000. Accumulated comprehensive income (loss) decreased by $557,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Retained earnings increased by the amount of net income or $303,000, partially offset by $150,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2004 to March 31, 2005, stockholders' equity increased by $92,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $27,000.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Net income for the three months ended March 31, 2005 increased by $77,000 or 34.1% from $226,000 for the three months ended March 31, 2004 to $303,000 for the three months ended March 31, 2005. The increase in net income is primarily due to increases in net interest income and noninterest income, and decreases in provision for loan losses and income tax expense, partially offset by an increase in noninterest expense.

Net interest income increased $43,000 or 2.4% from $1.80 million for the three months ended March 31, 2004 to $1.84 million for the three months ended March 31, 2005. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $39,000 and a slight decrease of $4,000 in interest expense. The Company's net interest margin was 3.51% and 3.48% during the three months ended March 31, 2005 and 2004, respectively. The net interest margin increased slightly as a result of an increase in the average balance of interest-bearing assets, and a decrease in the average balance of interest-bearing liabilities.

Total interest and dividend income increased by $39,000 or 1.3% from $2.92 million for the three months ended March 31, 2004 to $2.96 million for the three months ended March 31, 2005. The increase of $39,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions partially offset by decreased interest and dividend income from securities. The increase of $65,000 in loan interest income was primarily due to an increase in the average loan balance, partially offset by a decrease in the average loan rate of 50 basis points. Interest and dividend income from securities decreased by $32,000 primarily due to a decrease in the average balance of available for sale investments, partially offset by an increase in average interest rate of 19 basis points. Interest income from deposits with financial institutions increased by $13,000 primarily due to an increase in average rate, partially offset by a decrease in the average balance of deposits with financial institutions.

Interest expense declined by only $4,000 or 0.4% from $1.12 million for the three months ended March 31, 2004 to $1.12 million for the three months ended March 31, 2005. This slight decline was primarily due to a decrease of $30,000 in interest on deposits, partially offset by $26,000 increase in interest on Federal Home Loan Bank advances. The $30,000 decrease in interest expense on deposits was primarily due to a decrease in the average balance of deposits. The $26,000 increase in interest on Federal Home Loan Bank advances was due to an increase in the average balance, partially offset by a 26 basis point reduction in interest rate.

For the three months ended March 31, 2005 and 2004, the provision for losses on loans was $94,000 and $150,000, respectively. The provision for the three months ended March 31, 2005 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2005, its allowance for loan losses was adequate.

Noninterest income increased $63,000 or 8.4% from $747,000 for the three months ended March 31, 2004 to $810,000 for the three months ended March 31, 2005. The increase was primarily a result of increases in other service fees and charges, net gains on loan sales, net loan servicing fees, and abstract and title fees. Other service charges and fees increased by $13,000 from $169,000 for the three months ended March 31, 2004 to $182,000 for the three months ended March 31, 2005, primarily due to an increase in commissions earned on credit life, accident and health insurance premiums. Net gains on loan sales increased by $13,000 from $60,000 for the three months ended March 31, 2004 to $73,000 for the three months ended March 31, 2005. This increase occurred primarily due to an increase in the amount of capitalized servicing fees. Although the $3.2 million of loans sold in the first quarter of 2005 was level with sales in the first quarter of 2004, the capitalized servicing is valued at current estimated lives of the associated loans. With interest rates on the rise, the expected life of the associated loans sold increases, which in turn increases the value of the servicing right associated with those loans. Net loan servicing fees increased by $9,000 from $131,000 for the three months ended March 31, 2004 to $140,000 for the three months ended March 31, 2005. Abstracting and title fees also increased by $21,000 from $83,000 for the three months ended March 31, 2004 to $104,000 for the three months ended March 31, 2005, due to an increase in commissions from the sale of title insurance and to increased abstracting fees.

Total noninterest expenses were $2.16 million for the three months ended March 31, 2005 as compared to $2.05 million for the three months ended March 31, 2004. The primary reasons for the $110,000 increase were increases in equipment expense, net occupancy expense, marketing expense, salaries and employee benefits expense, and other expenses, partially offset by a reduction in the amortization of loan servicing rights. Salaries and employee benefits increased by $14,000 from $1.17 million for the three months ended March 31, 2004 to $1.18 million for the three months ended March 31, 2005, primarily due to increases in payroll tax expense. Net occupancy expense increased by $29,000 from $74,000 for the three months ended March 31, 2004 compared to $103,000 for the three months ended March 31, 2005. This increase can be attributed to the Savoy branch which moved into a permanent facility in August, 2004. Equipment expense increased by $59,000 from $146,000 for the three months ended March 31, 2004 to $205,000 for the three months ended March 31, 2005. The $59,000 increase is primarily due to an increase in lease expense resulting from the origination of several operating leases in 2004 for furniture and office equipment for the Savoy branch, upgrading check imaging equipment, and for updating computer networks and operating systems.

Marketing expense increased by $25,000 from $46,000 for the three months ended March 31, 2004 to $71,000 for the three months ended March 31, 2005. The increase in marketing expense in 2005 is primarily due to the development of a cohesive marketing program to promote bank products and services. Amortization of loan servicing rights decreased by $31,000 from $155,000 for the three months ended March 31, 2004 to $124,000 for the three months ended March 31, 2005, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $27,000 for the three months ended March 31, 2004 compared to $18,000 for the three months ended March 31, 2005. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Other expenses increased by $15,000 from $189,000 for the three months ended March 31, 2004 to $204,000 for the three months ended March 31, 2005, primarily due to increased charitable contributions and to a lesser extent an increase in debit card charge offs. The increase in charitable contributions was due to a contribution to the local hospital foundation for a capital campaign to fund an expansion project.

Income tax expense was $95,000 for the three months ended March 31, 2005 as compared to $120,000 for the three months ended March 31, 2004. The decrease of $25,000 in income tax expense was due to an increase in permanent tax differences. The effective tax rates were 23.9% and 34.7%, respectively, for the three months ended March 31, 2005 and 2004.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of March 31, 2005 and December 31, 2004, mortgage servicing rights had carrying values of $691,000 and $757,000, respectively.

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

LIQUIDITY

At March 31, 2005, the Company had outstanding commitments to originate $11.6 million in loans, and $10.6 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of March 31, 2005, the total amount of certificates scheduled to mature in the following 12 months was $45.6 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at March 31, 2005 was $10.7 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At March 31, 2005, the Company had outstanding commitments to originate loans of $11.6 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6.1 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $7.6 million for commercial lines of credit, and $3.0 million for consumer lines of credit. Outstanding commitments for letters of credit at March 31, 2005 totaled $56,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of March 31, 2005, which by their terms have contractual maturity dates subsequent to March 31, 2005:

                            Next 12       13-36         37-60        More than
                            Months        Months        Months       60 Months      Totals
                           --------      --------      --------      ---------     --------
UNFUNDED COMMITMENTS:
  Letters of credit        $     56      $    ---      $    ---      $     ---     $     56
                                                                                   --------
  Lines of credit             7,766           168           292          2,389       10,615
                           --------      --------      --------      ---------     --------

    Totals                 $  7,822      $    168      $    292      $   2,389     $ 10,671
                           ========      ========      ========      =========     ========

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2005:

                                                                       REQUIRED FOR          TO BE WELL
                                                   ACTUAL            ADEQUATE CAPITAL        CAPITALIZED
                                             ------------------      ----------------     -----------------
          MARCH 31, 2005                      Amount        %         Amount      %        Amount        %
          --------------                     --------     -----      --------    ---      --------     ----
                                                                  (Dollars in thousands)
Total capital (to risk-weighted assets)      $ 26,855     21.81      $  9,850    8.0      $ 12,312     10.0
Tier 1 capital (to risk-weighted assets)       25,307     20.55         4,925    4.0         7,387      6.0
Tier 1 capital (to average assets)             25,307     11.11         9,113    4.0        11,390      5.0

The Company's consolidated capital-to-asset requirements and actual capital as of March 31, 2005 are summarized in the following table:

                                                                        REQUIRED FOR          TO BE WELL
                                                    ACTUAL            ADEQUATE CAPITAL        CAPITALIZED
                                              ------------------      ----------------     -----------------
          MARCH 31, 2005                       Amount        %         Amount      %        Amount        %
          --------------                      --------     -----      --------    ---      --------     ----
                                                                   (Dollars in thousands)
Total capital (to risk-weighted assets)       $ 28,884     23.26      $  9,934    8.0        ---        N/A
Tier 1 capital (to risk-weighted assets)        27,323     22.00         4,967    4.0        ---        N/A
Tier 1 capital (to average assets)              27,323     11.93         9,159    4.0        ---        N/A

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2005 and 2004.

The principal objectives of the Company's interest rate risk management function are: (i) to evaluate the interest rate risk included in certain balance sheet accounts; (ii) to determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements, and performance objectives; (iii) to establish asset concentration guidelines; and
(iv) to manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity terms or repricing dates. The Company's Board of Directors has established an Asset/Liability Committee consisting of directors and senior management officers, which is responsible for reviewing the Company's asset/liability policies and monitoring interest rate risk as such risk relates to its operating strategies. The committee usually meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors. The committee is responsible for reviewing Company activities and strategies, and the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest will have on the Company's portfolio and exposure limits.

The Company's key interest rate risk management tactics consist primarily of:
(i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial and consumer loans for the in-house portfolio, although this is dependent largely on the market for such loans; (iii) selling longer-term fixed-rate one-to-four family mortgage loans in the secondary market; and (iv) investing primarily in U.S. government agency instruments and mortgage-backed securities.

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2004. Please refer to the Company's Form 10-KSB for the year ended December 31, 2004 for further discussion of the Company's market and interest risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2005, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         (d) Maximum
                                                  (c) Total Number        Number of
                                                      of Shares        Shares that May
                                                    Purchased as           Yet Be
              (a)Total Number     (b) Average     Part of Publicly     Purchased Under
                 of Shares         Price Paid      Announced Plans        the Plans
 Period          Purchased         per Share         or Programs         or Programs
---------     ---------------     -----------     ----------------     ---------------
 1/1/2005
    to              ---               ---               ---                 94,400
1/31/2005

 2/1/2005
    to              ---               ---               ---                 94,400
2/28/2005

 3/1/2005
    to              ---               ---               ---                 94,400
3/31/2005

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

                                          FIRST BANCTRUST CORPORATION

Date: May 12, 2005                        /s/ Terry J. Howard
                                              ----------------------------------
                                          Terry J. Howard
                                          President and Chief Executive Officer

Date: May 12, 2005                        /s/ Ellen M. Litteral
                                              ----------------------------------
                                          Ellen M. Litteral
                                          Treasurer and Chief Financial Officer