Form 10-Q
period 2005-06-30
FIRST BANCTRUST CORP
filed 2005-08-12
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

        AS OF AUGUST 11, 2005 THE REGISTRANT HAD OUTSTANDING 2,406,950 SHARES OF
                                 COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

                 Index                                                   Page
PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                     1
                 Condensed Consolidated Statements of Income               2
                 Condensed Consolidated Statements of Income               4
                 Condensed Consolidated Statements of Cash Flows           6
                 Notes to Condensed Consolidated Financial Statements      8
    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operation           15
    Item 3       Quantitative and Qualitative Disclosures About
                   Market Risk.                                           26
    Item 4       Controls and Procedures                                  27

PART II - Other Information

    Item 1       Legal Proceedings                                        28
    Item 2       Unregistered Sales of Equity Securities and
                   Use of Proceeds                                        28
    Item 3       Defaults Upon Senior Securities                          28
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                29
    Item 5       Other Information                                        29
    Item 6       Exhibits                                                 29

SIGNATURES                                                                30

CERTIFICATIONS                                                            31

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                      JUNE 30,
                                                                        2005       DECEMBER 31,
                                                                     (unaudited)      2004
                                                                    ------------   ------------
ASSETS
  Cash and due from banks                                           $      5,704   $      6,371
  Interest-bearing demand deposits                                         3,343          2,742
                                                                    ------------   ------------
      Cash and cash equivalents                                            9,047          9,113
  Available-for-sale securities                                           75,770         83,944
  Held-to-maturity securities (fair value of $4,426 and $4,831)            4,472          4,778
  Loans held for sale                                                        750            138
  Loans, net of allowance for loan losses of $2,357 and $2,300           128,526        117,448
  Premises and equipment                                                   3,402          3,088
  Federal Home Loan Bank stock                                             4,372          4,256
  Foreclosed assets held for sale, net                                       125            190
  Interest receivable                                                      1,693          2,179
  Loan servicing rights, net of valuation allowance of $2 and $24            600            757
  Cash surrender value of life insurance                                   4,613          4,523
  Deferred income taxes                                                      258             --
  Other assets                                                               461            510
                                                                    ------------   ------------

      Total assets                                                  $    234,089   $    230,924
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest bearing deposits                                      $     18,665   $     17,885
  Interest bearing deposits                                              140,648        141,586
                                                                    ------------   ------------
      Total deposits                                                     159,313        159,471
  Federal funds purchased                                                     --          2,000
  Federal Home Loan Bank advances                                         40,500         40,500
  Junior subordinated debentures                                           6,186             --
  Pass through payments received on loans sold                               126             60
  Advances from borrowers for taxes and insurance                            179            138
  Deferred income taxes                                                       --            110
  Interest payable                                                           171            136
  Other                                                                    1,004            962
                                                                    ------------   ------------
      Total liabilities                                                  207,479        203,377
                                                                    ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
  Common stock, $.005 par value, 5,000,000 shares authorized;
    3,041,750 shares issued; 2,406,950 and 2,494,850
    shares outstanding                                                        15             15
  Additional paid-in capital                                              14,901         14,803
  Retained earnings                                                       18,803         18,396
  Unearned employee stock ownership plan shares -
    114,106 and 129,310 shares                                              (659)          (747)
  Unearned incentive plan shares - 78,274 and 85,126 shares                 (646)          (702)
  Accumulated other comprehensive income (loss)                              (82)           415
  Treasury stock, at cost - 634,800 and 546,900 shares                    (5,722)        (4,633)
                                                                    ------------   ------------
      Total stockholders' equity                                          26,610         27,547
                                                                    ------------   ------------

      Total liabilities and stockholders' equity                    $    234,089   $    230,924
                                                                    ============   ============

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                2005           2004
------------------------                                            ------------   ------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                      $      4,231   $      3,960
       Tax exempt                                                             31             32
     Securities
       Taxable                                                             1,397          1,504
       Tax exempt                                                            221            187
     Dividends on Federal Home Loan Bank stock                               117            125
     Deposits with financial institutions and other                           53             19
                                                                    ------------   ------------
            Total interest and dividend income                             6,050          5,827
                                                                    ------------   ------------

INTEREST EXPENSE
     Deposits                                                              1,500          1,462
     Federal Home Loan Bank advances and other debt                          803            726
                                                                    ------------   ------------
            Total interest expense                                         2,303          2,188
                                                                    ------------   ------------
NET INTEREST INCOME                                                        3,747          3,639
     Provision for loan losses                                               188            262
                                                                    ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        3,559          3,377
                                                                    ------------   ------------

NONINTEREST INCOME
     Customer service fees                                                   415            419
     Other service charges and fees                                          352            361
     Net gains on loan sales                                                 140            156
     Net realized gains on sales of available-for-sale securities            111             37
     Net loan servicing fees                                                 258            255
     Brokerage fees                                                           34             35
     Abstract and title fees                                                 188            172
     Other                                                                   154            165
                                                                    ------------   ------------
            Total noninterest income                                       1,652          1,600
                                                                    ------------   ------------

NONINTEREST EXPENSE
     Salaries and employee benefits                                        2,303          2,322
     Net occupancy expense                                                   202            140
     Equipment expense                                                       411            360
     Data processing fees                                                    232            211
     Professional fees                                                       209            228
     Foreclosed assets expense, net                                           39             46
     Marketing expense                                                       147            136
     Printing and office supplies                                             81             80
     Amortization of loan servicing rights                                   256            321
     Recovery of impairment of loan servicing rights                         (22)          (118)
     Other expenses                                                          426            418
                                                                    ------------   ------------
            Total noninterest expense                                      4,284          4,144
                                                                    ------------   ------------

INCOME BEFORE INCOME TAX                                            $        927   $        833

     Income tax expense                                                      224            283
                                                                    ------------   ------------

NET INCOME                                                          $        703   $        550
                                                                    ============   ============

BASIC EARNINGS PER SHARE                                            $       0.31   $       0.24
                                                                    ============   ============

DILUTED EARNINGS PER SHARE                                          $       0.29   $       0.23
                                                                    ============   ============

DIVIDENDS PER SHARE                                                 $       0.12   $       0.11
                                                                    ============   ============

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED JUNE 30                                              2005           2004
--------------------------                                          ------------   ------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                      $      2,194   $      1,988
       Tax exempt                                                             15             16
     Securities
       Taxable                                                               677            741
       Tax exempt                                                            117             94
     Dividends on Federal Home Loan Bank stock                                59             60
     Deposits with financial institutions and other                           29              8
                                                                    ------------   ------------
            Total interest and dividend income                             3,091          2,907
                                                                    ------------   ------------

INTEREST EXPENSE
     Deposits                                                                769            701
     Federal Home Loan Bank advances and other debt                          414            363
                                                                    ------------   ------------
            Total interest expense                                         1,183          1,064
                                                                    ------------   ------------

NET INTEREST INCOME                                                        1,908          1,843
     Provision for loan losses                                                94            112
                                                                    ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        1,814          1,731
                                                                    ------------   ------------

NONINTEREST INCOME
     Customer service fees                                                   223            233
     Other service charges and fees                                          170            192
     Net gains on loan sales                                                  67             96
     Net realized gains on sales of available-for-sale securities             79             --
     Net loan servicing fees                                                 118            124
     Brokerage fees                                                           19             27
     Abstract and title fees                                                  84             89
     Other                                                                    82             92
                                                                    ------------   ------------
            Total noninterest income                                         842            853
                                                                    ------------   ------------

NONINTEREST EXPENSE
     Salaries and employee benefits                                        1,120          1,153
     Net occupancy expense                                                    99             66
     Equipment expense                                                       206            214
     Data processing fees                                                    117            108
     Professional fees                                                        98            112
     Foreclosed assets expense, net                                           24             18
     Marketing expense                                                        76             90
     Printing and office supplies                                             37             32
     Amortization of loan servicing rights                                   132            166
     Recovery of impairment of loan servicing rights                          (4)           (91)
     Other expenses                                                          222            229
                                                                    ------------   ------------
            Total noninterest expense                                      2,127          2,097
                                                                    ------------   ------------

INCOME BEFORE INCOME TAX                                            $        529   $        487

     Income tax expense                                                      129            163
                                                                    ------------   ------------

NET INCOME                                                          $        400   $        324
                                                                    ============   ============

BASIC EARNINGS PER SHARE                                            $       0.18   $       0.14
                                                                    ============   ============

DILUTED EARNINGS PER SHARE                                          $       0.17   $       0.13
                                                                    ============   ============

DIVIDENDS PER SHARE                                                 $       0.06   $       0.06
                                                                    ============   ============

See notes to condensed consolidated financial statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                2005           2004
------------------------                                            ------------   ------------
OPERATING ACTIVITIES
     Net income                                                     $        703   $        550
     Items not requiring (providing) cash
       Depreciation and amortization                                         196            140
       Provision for loan losses                                             188            262
       Investment securities amortization, net                                39            132
       Amortization of loan servicing rights                                 256            321
       Recovery of impairment of loan servicing rights                       (22)          (118)
       Deferred income taxes                                                 (22)            --
       Net realized gains on available-for-sale securities                  (111)           (37)
       Net loss on sales of foreclosed assets                                  4              4
       Net loss on sale of premises and equipment                             --              6
       Net gains on loan sales                                              (140)          (156)
       Loans originated for sale                                          (7,241)        (8,675)
       Proceeds from sales of loans originated for sale                    6,692          8,417
       Federal Home Loan Bank stock dividends                               (116)          (125)
       Compensation expense related to employee stock ownership
         plan                                                                185            194
       Compensation expense related to incentive plan                         55             55

       Changes in
         Interest receivable                                                 486            637
         Cash surrender value of life insurance                              (90)           (32)
         Other assets                                                         49           (120)
         Interest payable                                                     35             14
         Other liabilities                                                    42            (23)
                                                                    ------------   ------------

           Net cash provided  by operating activities                      1,188          1,446
                                                                    ------------   ------------
INVESTING ACTIVITIES
     Purchases of available-for-sale securities                           (6,466)       (11,993)
     Proceeds from maturities of available-for-sale securities            12,917         17,876
     Proceeds from maturities of held-to-maturity securities                 312             --
     Proceeds from sales of available-for-sale securities                    945            135
     Net change in loans                                                 (11,384)        (5,146)
     Proceeds from sales of foreclosed assets                                179            209
     Proceeds from sales of premises and equipment                            --             10
     Purchases of premises and equipment                                    (510)           (81)
                                                                    ------------   ------------
           Net cash provided by (used in) by investing activities         (4,007)         1,010
                                                                    ------------   ------------

FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, money market,
       NOW and savings deposits                                     $      2,639   $       (660)
     Net decrease in certificates of deposit                              (2,797)        (3,562)
     Net decrease in federal funds purchased                              (2,000)            --
     Proceeds from the issuance of junior subordinated debentures          6,186             --
     Pass through payments received on loans sold                             66           (127)
     Net increases in advances by borrowers for taxes and insurance           41             37
     Proceeds from stock options exercised                                    22             --
     Purchase of treasury stock                                           (1,108)            --
     Dividends paid                                                         (296)          (275)
                                                                    ------------   ------------

           Net cash provided by (used in) by financing activities          2,753         (4,587)
                                                                    ------------   ------------
DECREASE  IN CASH AND CASH EQUIVALENTS                                       (66)        (2,131)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               9,113         10,294
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $      9,047   $      8,163
                                                                    ============   ============

SUPPLEMENTAL CASH FLOWS INFORMATION

     Real estate acquired in settlement of loans                    $        118   $        275

     Interest paid                                                  $      2,268   $      2,174

     Income tax paid                                                $        240   $          0

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                                         Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                         June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                         -------------   -------------   -------------   -------------
Net income, as reported                     $ 400           $ 324           $ 703            $ 550

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                (33)            (33)            (66)             (66)
                                            -----           -----           -----            -----

Pro forma net income                        $ 367           $ 291           $ 637            $ 484
                                            =====           =====           =====            =====

EARNINGS PER SHARE:

    Basic - as reported                     $0.18           $0.14           $0.31            $0.24
    Basic - pro forma                       $0.16           $0.13           $0.28            $0.21
    Diluted - as reported                   $0.17           $0.13           $0.29            $0.23
    Diluted - pro forma                     $0.15           $0.12           $0.26            $0.20

Note 2 - Junior Subordinated Debentures

Junior subordinated debentures of $6.2 million in capital securities were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000 was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds will be used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate. Interest payments will be made quarterly beginning in September, 2005.

Note 3 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $93,000 and $98,000 for the three-month periods ended June 30, 2005 and 2004 and $185,000 and $194,000 for the six-month periods ended June 30, 2005 and 2004.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and six month periods ended June 30, 2005 and 2004. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                             Weighted
                                                             Average    Per Share
                                                   Income     Shares     Amount
                                                   ------   ---------   ---------
FOR THE SIX MONTHS ENDED JUNE 30, 2005:

Basic Earnings Per Share:
  Income available to common stockholders          $  703   2,273,433   $    0.31

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               90,581
  Stock Options                                                47,748
                                                   ------   ---------   ---------

Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $  703   2,411,762   $    0.29
                                                   ======   =========   =========

FOR THE SIX MONTHS ENDED JUNE 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders          $  550   2,254,770   $    0.24

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares              106,596
  Stock Options                                                52,099
                                                   ------   ---------   ---------

Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $  550   2,413,465   $    0.23
                                                   ======   =========   =========

FOR THE THREE MONTHS ENDED JUNE 30, 2005:

Basic Earnings Per Share:
  Income available to common stockholders          $  400   2,257,630   $    0.18

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares               88,683
  Stock Options                                                47,916
                                                   ------   ---------   ---------

Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $  400   2,394,229   $    0.17
                                                   ======   =========   =========

FOR THE THREE MONTHS ENDED JUNE 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders          $  324   2,260,285   $    0.14

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares              105,085
  Stock options                                                59,059
                                                   ------   ---------   ---------

Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                            $  324   2,424,429   $    0.13
                                                   ======   =========   =========

Note 5 - Comprehensive Income (Loss)

Comprehensive income (loss) for the for the three month and six month periods ended June 30, 2005 and 2004 is listed as follows:

                                                                               SIX MONTHS ENDED JUNE 30
                                                                                  2005         2004
                                                                               ----------   -----------
NET INCOME                                                                     $      703   $       550
                                                                               ----------   -----------

OTHER COMPREHENSIVE INCOME
     Unrealized depreciation on available-for-sale securities                        (424)       (1,144)

     Less: Reclassification adjustment for realized gains included
       in net income                                                                   73            24
                                                                               ----------   -----------
                                                                                     (497)       (1,168)
                                                                               ----------   -----------

COMPREHENSIVE INCOME (LOSS)                                                    $      206   $      (618)
                                                                               ==========   ===========

                                                                               THREE MONTHS ENDED JUNE 30
                                                                                  2005          2004
                                                                               ----------   -------------
NET INCOME                                                                     $      400   $         324
                                                                               ----------   -------------

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized appreciation (depreciation) on available-for-sale securities          112          (1,704)

     Less: Reclassification adjustment for realized gains included
       in net income                                                                   52            ----
                                                                               ----------   -------------
                                                                                       60          (1,704)
                                                                               ----------   -------------

COMPREHENSIVE INCOME (LOSS)                                                    $      460   $      (1,380)
                                                                               ==========   =============

Note 6 - Stock Split

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. Prior period financial information has been adjusted to reflect the stock split.

Note 7 - Authorized Share Repurchase Program

On May 13, 2004, the Board of Directors authorized the open-market stock repurchases of up to 100,000 shares of the Company's outstanding stock over the one-year period ending May 13, 2005. When this plan expired on May 13, 2005, the Company had repurchased 25,600 shares under this repurchase plan. On April 18, 2005, the Board of Directors authorized the open-market stock repurchase of up to 5%, or 124,850 shares of the Company's outstanding stock over the next one-year period ending April 18, 2006 as, in the opinion of managements, market conditions warrant. As of June 30, 2005, the Company had repurchased 70,100 shares, leaving 54,750 shares available to be repurchased under this program. Previously, the Company had completed four other repurchase programs for stock repurchases of 541,300 shares. The Company issued 2,200 shares of treasury stock for the redemption of stock options in February, 2005. As of August 11, 2005, the Company owned a cumulative total of 634,800 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 - Commitments

The Company entered into a property exchange agreement with the City of Paris, Illinois ("City") on May 10, 2005. As of June 30, 2005, the ownership of the properties has not been transferred. The Company will acquire City property currently housing City Hall, which is adjacent to Company property housing the Operations Center of First Bank & Trust, and in return, the City will acquire Company property which currently is the site of the main office of First Bank & Trust. The City will pay cash for the difference between the appraisals to the Bank. The City will also demolish the existing City Hall prior to the exchange providing an acceptable, larger site for new construction. The Company has agreed to provide financing for the city hall renovations if requested at a market rate at the time of the request. The exchange of ownership is expected to occur in the third or fourth quarter of this year. At that time, the economic value of this transaction will be recognized on the Company's financial statements upon transfer of the properties.

Under this agreement, the Company will move its main office to the current Operations Center by renovating and enlarging the existing building to approximately 30,000 square feet on three levels. In addition, there will be a free-standing drive up facility at the enlarged site with at least six lanes that will accommodate more vehicles. This expansion will allow the Company to relocate the main office of the Bank to this site, which will then house all First Bank employees currently working in Paris at a single, convenient location.

The Company selected a contractor to design and construct the new facility for an amount not to exceed $5.6 million. The project is scheduled to be completed by the fourth quarter of 2006. The project is in the initial phase of construction, with the survey and excavation portions nearly completed.

Note 9 - Acquisition

On April 18, 2005, the Company entered into an Agreement and Plan of Merger with Rantoul First Bank, S.B., ("Rantoul") an Illinois chartered savings bank whereby the Company will acquire all of the outstanding shares of common stock of Rantoul First Bank. Shareholders of Rantoul will receive $22.10 per share in cash for each share of common stock held. Rantoul shareholders approved this transaction at a shareholder meeting on July 22, 2005. The transaction is subject to approval by regulatory authorities and is expected to close in the fourth quarter of 2005.

Note 10 - Recent Accounting

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 123R, Share-Based Payment, which sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective for the Company on January 1, 2006. The effect to the Company in 2006 is estimated to be $131,000 based on the current stock options outstanding.

Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of FASB Staff Position (FSP) 03-1-a to provide additional implementation guidance. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at June 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month and six-month periods ending June 30, 2005 to the same periods in 2004. In May 2005, the Bank's wholly owned subsidiary, Community Finance Center, Inc., was dissolved as a corporation, and this activity was transferred to operate as a division of the Bank. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors will provide investment advisory and asset management services to Bank customers in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation has become inactive for 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $3.2 million or 1.4%, to $234.1 million at June 30, 2005 from $230.9 million at December 31, 2004. The increase in assets was primarily due to an increase in loans, net of allowance for loan losses of $11.1 million, partially offset by a decrease in available-for-sale securities of $8.2 million. The increase in assets resulted primarily from the issuance of junior subordinated debentures.

The Company's cash and cash equivalents decreased by $66,000 from $9.1 million at December 31, 2005 to $9.0 million at June 30, 2005. Cash and due from banks decreased by $667,000 or 10.5% to $5.7 million at June 30, 2005 from $6.4 million at December 31, 2004. This decrease was partially offset by an increase in interest-bearing demand deposits of $601,000 or 21.9% to $3.3 million at June 30, 2005 compared to $2.7 million at December 31, 2004.

Available-for-sale investment securities amounted to $75.8 million at June 30, 2005 compared to $84.0 million at December 31, 2004, an $8.2 million decrease. The decrease primarily resulted from $12.9 million in investment calls and maturities, primarily from payments on mortgage-backed securities and maturities of a Federal Home Loan Bank ("FHLB") agency bond and a municipal bond, sales of equity securities of $834,000 and an $842,000 decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $6.5 million. Held-to-maturity securities decreased by $306,000 from $4.8 million at December 31, 2004 to $4.5 million at June 30, 2005, due to principal payments on mortgage-backed securities.

Loans held for sale increased by $612,000 from $138,000 at December 31, 2004 to $750,000 at December 31, 2005. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at June 30, 2005 consisted of seven single-family residential loans to be sold to IHDA.

The Company's net loan portfolio increased by $11.1 million to $128.5 million at June 30, 2005 from $117.4 million at December 31, 2004. Gross loans increased by $11.1 million while the allowance for loan losses increased by $57,000. Commercial nonresidential real estate loans increased by $6.1 million primarily a result of loan originations generated in the Savoy area. Loans secured by 1-4 family residences increased by $1.7 million, primarily due to an increase in home equity loans, and agricultural production loans increased by $2.3 million, primarily due to seasonal fluctuations.

At June 30, 2005, the allowance for loan losses was $2.4 million or 1.80% of the total loan portfolio compared to the allowance for loan losses at December 31, 2004 of $2.3 million or 1.92% of the total loan portfolio. During the first six months of 2005, the Company charged off $173,000 of loan losses, $121,000 of which were consumer loans, and $52,000 of which pertained to five loans secured by 1-4 family residential properties. The chargeoffs of $173,000 were partially offset by $42,000 in recoveries on consumer loans, primarily vehicle loans. The net chargeoffs of $131,000 for the first six months of 2005 decreased by $54,000 when compared to net chargeoffs of $185,000 for the first six months of 2004. The Company's nonperforming loans and troubled debt restructurings increased from $1.6 million or 1.31% of total loans at December 31, 2004 compared to $2.2 million or 1.68% as a percentage of total loans at June 30, 2005. This increase was primarily a result of increased delinquencies 90 days and over from $443,000 at December 31, 2004 compared to $607,000 at June 30, 2005, and the addition of a $494,000 commercial real estate loan to restructured loans. The Company's troubled debt restructurings of $1.6 million at

June 30, 2005 consist primarily of restructured commercial and agricultural loans. Included in the $1.6 million of troubled debt restructurings are restructured agricultural loans of $870,000 which are 90% guaranteed for $783,000 by the Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment have increased by $314,000 from $3.1 million at December 31, 2004 to $3.4 million at June 30, 2005, primarily due to expenditures related to the major renovation and expansion project of the current Operations Center which will result in an enlarged facility to house the main office of the Bank.

Net foreclosed assets held for sale, totaling $125,000 at June 30, 2005 decreased $65,000, or 34.2%, compared to $190,000 at December 31, 2004. As of June 30, 2005, the Company had real estate properties totaling $86,000 consisting of three single-family residential properties and other repossessed assets of $39,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $486,000 or 22.3% from $2.2 million to $1.7 million primarily due to annual payments received on agricultural loans. Federal Home Loan Bank stock increased by $116,000 due to the receipt of dividends in the form of stock.

Loan servicing rights declined by $157,000 from $757,000 at December 31, 2004 to $600,000 at June 30, 2005. Gross loan servicing rights decreased by $179,000 from $781,000 at December 31, 2004 to $602,000 at June 30, 2005 due to
amortization of loan servicing rights of $256,000 offset by newly capitalized assets of $77,000. The valuation allowance decreased from $24,000 at December 31, 2004 to $2,000 at June 30, 2005, a $22,000 recovery of a previous impairment as a result of current valuations.

Adjustments to deferred income taxes for the tax effect of the decrease in market value of investment securities available for sale resulted in a deferred tax asset of $258,000 at June 30, 2005 compared to a deferred tax liability of $110,000 at December 31, 2004. Other assets decreased by $49,000 from $510,000 at December 31, 2004 to $461,000 at June 30, 2005.

The Company's total deposits amounted to $159.3 million at June 30, 2005 compared to $159.5 million at December 31, 2004, a decrease of $158,000. The 0.1% decrease in total deposits was due to a $938,000 decrease in interest bearing deposits, partially offset by a $780,000 increase in non-interest bearing deposits. The decrease in interest bearing deposits was a result of a $2.8 million decrease in certificates of deposit, offset by an increase of $1.8 million in interest-bearing checking accounts and a $55,000 increase in savings accounts. The reduction of $2.8 million in certificates of deposits was primarily due to the maturing of some significant certificates of deposits, mostly brokered funds.

Federal funds purchased decreased by $2.0 million from a balance of $2.0 million at December 31, 2004 to zero at June 30, 2005. Federal Home Loan Bank advances remained constant at

$40.5 million at December 31, 2004 and June 30, 2005. The total average rate of all advances was 3.54% as of June 30, 2005.

Junior subordinated debentures of $6.2 million in capital securities were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000 was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds will be used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate. Interest payments will be made quarterly beginning in September, 2005.

Pass through payments received on loans sold increased by $66,000 from $60,000 at December 31, 2004 to $126,000 at June 30, 2005. Advances from borrowers for taxes and insurance increased by $41,000 from $138,000 at December 31, 2004 to $179,000 at June 30, 2005. Interest payable increased by $35,000 from $136,000 at December 31, 2004 to $179,000 at June 30, 2005. Other liabilities increased by $42,000 from $962,000 at December 31, 2004 to $1.0 million at June 30, 2005, primarily due to an increase in accounts payable.

Stockholders' equity at June 30, 2005 was $26.6 million compared to $27.5 million at December 31, 2004, a decrease of $937,000. Treasury stock increased by $1.1 million from $4.6 million at December 31, 2004 to $5.7 million at June 30, 2005, due to the repurchase of 90,100 shares. Accumulated comprehensive income (loss) decreased by $497,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Retained earnings increased by the amount of net income or $703,000, partially offset by $296,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2004 to June 30, 2005, stockholders' equity increased by $185,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $55,000.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net income for the six months ended June 30, 2005 increased by $153,000 or 27.8% from $550,000 for the six months ended June 30, 2004 to $703,000 for the six months ended June 30, 2005. The increase in net income is primarily due to increases in net interest income and noninterest income, and decreases in provision for loan losses and income tax expense, partially offset by an increase in noninterest expense.

Net interest income increased $108,000 or 3.0% from $3.6 million for the six months ended June 30, 2004 to $3.7 million for the six months ended June 30, 2005. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $223,000 partially offset by an increase of $115,000 in interest expense. The Company's net interest margin was 3.46% and 3.47% during the six months ended June 30, 2005 and 2004, respectively. Although net interest income increased by $108,000, the net interest margin remained stable as a result of an increase in the average balance of net interest-bearing assets. Interest spread, which is the average interest rate earned on interest-bearing assets less the average interest rate charged on interest-bearing liabilities, decreased slightly from 3.16% for the six months ended June 30, 2004 to 3.07% for the six months ended June 30, 2005. The decrease in interest spread was primarily a result of a slight increase in interest rates charged on interest-bearing liabilities.

Total interest and dividend income increased by $223,000 or 3.8% from $5.8 million for the six months ended June 30, 2004 to $6.1 million for the six months ended June 30, 2005. The increase of $223,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions partially offset by decreased interest and dividend income from securities. The increase of $270,000 in loan interest income was primarily due to an increase in the average loan balance, partially offset by a decrease in the average loan rate of 36 basis points. Interest and dividend income from securities decreased by $73,000 primarily due to a decrease in the average balance of available for sale investments, partially offset by an increase in average interest rate of 10 basis points. Interest income from deposits with financial institutions increased by $34,000 primarily due to an increase in average rate of 176 basis points, partially offset by a decrease in the average balance of deposits with financial institutions.

Interest expense increased by $115,000 or 5.3% from $2.2 million for the six months ended June 30, 2004 to $2.3 million for the six months ended June 30, 2005. This increase was primarily due to an increase of $38,000 in interest on deposits, and by a $77,000 increase in interest on Federal Home Loan Bank advances and other debt. The $38,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits. The $77,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance, partially offset by a decrease in the average rate.

For the six months ended June 30, 2005 and 2004, the provision for losses on loans was $188,000 and $262,000, respectively. The provision for the six months ended June 30, 2005 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2005, its allowance for loan losses was adequate.

Noninterest income increased $52,000 or 3.3% from $1.60 million for the six months ended June 30, 2004 to $1.65 million for the six months ended June 30, 2005. The increase was primarily a result of increases in net realized gains on sales of available-for-securities and abstract and title fees, partially offset by decreases in net gains on loan sales and other income. Net realized gains on sales of sales of available-for-sale securities increased by $74,000 from $37,000 for the six months ended June 30, 2004 to $111,000 for the six months ended June 30, 2005, due to equity security sales of $945,000. Abstracting and title fees increased by $16,000 from $172,000 for the six months ended June 30, 2004 to $188,000 for the six months ended June 30, 2005, due to an increase in commissions from the sale of title insurance and to increased abstracting fees. Net gains on loan sales decreased by $16,000 from $156,000 for the six months ended June 30, 2004 to $140,000 for the six months ended June 30, 2005. This decrease occurred primarily due to decreases in the amount of capitalized servicing fees and in the recognized gain on loan sales. Proceeds from loans sold in the first six months of 2005 totaled $6.7 million, compared to $8.4 million in proceeds from loan sales in the same period for 2004. Other income decreased $11,000 from $165,000 for the six months ended June 30, 2004 to $154,000 for the six months ended June 30, 2004.

Total noninterest expenses were $4.28 million for the six months ended June 30, 2005 as compared to $4.14 million for the six months ended June 30, 2004. The primary reasons for the $140,000 increase were increases in net occupancy expense, equipment expense, data processing expense, and a reduction in the amount of recovery of the previous impairment of loan servicing rights, partially offset by reductions in the amortization of loan servicing rights, salaries and employee benefits expense and professional fees. Salaries and employee benefits decreased by $19,000 from $2.32 million for the six months ended June 30, 2004 to $2.30 million for the six months ended June 30, 2005, primarily due to reduced ESOP expense. ESOP expense decreased as a result of a decrease in the average share price for the six months ended June 30, 2005 compared to the six month period ended June 30, 2004. The monthly expense for the ESOP is determined by the average share price in the open market for the month, and as the monthly average share price from 2004 to 2005 decreased, the ESOP expense decreased accordingly.

Net occupancy expense increased by $62,000 from $140,000 for the six months ended June 30, 2004 compared to $202,000 for the six months ended June 30, 2005. This increase can be attributed to the Savoy branch which moved into a permanent facility in August, 2004. Equipment expense increased by $51,000 from $360,000 for the six months ended June 30, 2004 to $411,000 for the six months ended June 30, 2005. The $51,000 increase is primarily due to an increase in lease expense resulting from the origination of several operating leases in 2004 for furniture and office equipment for the Savoy branch, upgrading check imaging equipment, and for updating computer networks and operating systems.

Data processing fees increased by $21,000 from $211,000 for the six months ended June 30, 2004 to $232,000 for the six months ended June 30, 2005, due to an increase in fees accessed by both the ATM processor and the core processor service bureaus. Professional fees decreased by $19,000 from $228,000 for the six months ended June 30, 2004 to $209,000 for the six months ended June 30, 2005 due to a reduction in consulting fees. Amortization of loan servicing rights decreased by $65,000 from $321,000 for the six months ended June 30, 2004 to $256,000 for the six months ended June 30, 2005, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $118,000 for the six months ended June 30, 2004 compared to $22,000 for the six months ended June 30, 2005. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates.

Income tax expense was $224,000 for the six months ended June 30, 2005 as compared to $283,000 for the six months ended June 30, 2004. The decrease of $59,000 in income tax expense was due to an increase in permanent tax differences.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net income for the three months ended June 30, 2005 increased by $76,000 or 23.5% from $324,000 for the three months ended June 30, 2004 to $400,000 for the three months ended June 30, 2005. The increase in net income is primarily due to an increase in net interest income, and decreases in the provision for loan losses and income tax expense, partially offset by a slight decrease in noninterest income and an increase in noninterest expense.

Net interest income increased $65,000 or 3.5% from $1.84 million for the three months ended June 30, 2004 to $1.91 million for the three months ended June 30, 2005. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $184,000 partially offset by an increase of $119,000 in interest expense. The Company's net interest margin was 3.41% and 3.47% during the three months ended June 30, 2005 and 2004, respectively. The net interest margin decreased slightly as a result of an increase in the average balance of interest-bearing assets, while the interest spread decreased by 16 basis points from 3.11% for the three months ended June 30, 2004 to 2.95% for the three months ended June 30, 2005.

Total interest and dividend income increased by $184,000 or 6.3% from $2.9 million for the three months ended June 30, 2004 to $3.1 million for the three months ended June 30, 2005. The increase of $184,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions partially offset by decreased interest and dividend income from securities. The increase of $205,000 in loan interest income was primarily due to a $15.4 million increase in the average loan balance, partially offset by a decrease in the average loan rate of 23 basis points. Interest and dividend income from securities decreased by $41,000 primarily due to a decrease of $5.1 million in the average balance of investments. Interest income from deposits with financial institutions increased by $21,000 primarily due to an increase in average rate of 176 basis points, as well as an increase in the average balance of deposits with financial institutions.

Interest expense increased by $119,000 or 11.2% from $1.1 million for the three months ended June 30, 2004 to $1.2 million for the three months ended June 30, 2005. This increase was primarily due to an increase of $68,000 in interest on deposits, and by a $51,000 increase in interest on Federal Home Loan Bank advances and other debt. The $68,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits, partially offset by a decrease in the average balance of deposits. The $51,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance, partially offset by a slight reduction in interest rate.

For the three months ended June 30, 2005 and 2004, the provision for losses on loans was $94,000 and $112,000, respectively. The provision for the three months ended June 30, 2005 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2005, its allowance for loan losses was adequate.

Noninterest income decreased $11,000 or 1.3% from $853,000 for the three months ended June 30, 2004 to $842,000 for the three months ended June 30, 2005. The decrease was primarily a result of decreases in customer service fees, other service fees and charges, net gains on loan sales, and other income, partially offset by an increase in net realized gain on sales of available for sale securities. Customer service fees decreased by $10,000 from $233,000 for the three months ended June 30, 2004 to $223,000 for the three months ended June 30, 2005, primarily due to reduced NSF and overdraft fees. Other service charges and fees decreased by $22,000 from $192,000 for the three months ended June 30, 2004 to $170,000 for the three months ended June 30, 2005, primarily due to a decrease in loan related fees, as a result from reduced loan sales in the secondary market. Net gains on loan sales decreased by $29,000 from $96,000 for the three months ended June 30, 2004 to $67,000 for the three months ended June 30, 2005. This decrease also occurred due to a decrease in volume of loans sold in the secondary market. In the three months ended June 30, 2005 proceeds from loan sales totaled $4.1 million compared to $5.5 million proceeds for the same period in 2004. Net realized gains on sales of available-for-sale securities increased to $79,000 from $670,000 in proceeds generated from the sales of equity securities for the three months ended June 30, 2005. There were no sales of securities in the three months ended June 30, 2004. Other income decreased by $10,000 from $92,000 for the three months ended June 30, 2004 to $82,000 for the three months ended June 30, 2005, primarily as a result of a reduced amount of fees generated from the trust department.

Total noninterest expenses were $2.13 million for the three months ended June 30, 2005 as compared to $2.10 million for the three months ended March 31, 2004. The primary reasons for the $30,000 increase were increases in net occupancy expense and reduced amount of recovery of a previously identified impairment of loan servicing rights, partially offset by reductions in salaries and employee benefits, professional fees, marketing expense, and amortization of loan servicing rights. Salaries and employee benefits decreased by $33,000 from $1.15 million for the three months ended June 30, 2004 to $1.12 million for the three months ended June 30, 2005, as a result of a slight reduction in salaries and FICA expense, and a reduction in health insurance expense due to a change in medical coverage offered to employees. Net occupancy expense increased by $33,000 from $66,000 for the three months ended June 30, 2004 compared to $99,000 for the three months ended June 30, 2005. This increase can be attributed to the Savoy branch which moved into a permanent facility in August, 2004.

Professional fees decreased by $14,000 from $112,000 for the three months ended June 30, 2004 to $98,000 for the three months ended June 30, 2005, primarily due to reduced consulting fees in 2005. Marketing expense decreased by $14,000 from $90,000 for the three months ended June 30, 2004 to $76,000 for the three months ended June 30, 2005, due to a reduction of general advertising. Amortization of loan servicing rights decreased by $34,000 from $166,000 for the three months ended June 30, 2004 to $132,000 for the three months ended June 30, 2005, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $91,000 for the three months ended June 30, 2004 compared to $4,000 for the three months ended June 30, 2005. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Other expenses decreased by $7,000 from $229,000 for the three months ended June 30, 2004 to $222,000 for the three months ended June 30, 2005.

Income tax expense was $129,000 for the three months ended June 30, 2005 as compared to $163,000 for the three months ended June 30, 2004. The decrease of $34,000 in income tax expense was due to an increase in permanent tax differences.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of June 30, 2005 and December 31, 2004, loan servicing rights had carrying values of $600,000 and $757,000, respectively.

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

LIQUIDITY

At June 30, 2005, the Company had outstanding commitments to originate $4.5 million in loans, and $10.7 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of June 30, 2005, the total amount of certificates scheduled to mature in the following 12 months was $43.9 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period.

The level of cash and cash equivalents at June 30, 2005 was $9.0 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At June 30, 2005, the Company had outstanding commitments to originate loans of $4.5 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3.3 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $6.5 million for commercial lines of credit, and $4.2 million for consumer lines of credit. Outstanding commitments for letters of credit at June 30, 2005 totaled $91,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of June 30, 2005, which by their terms have contractual maturity dates subsequent to June 30, 2005:

                          Next 12  13-36   37-60   More than
                          Months   Months  Months  60 Months   Totals
                          -------  ------  ------  ---------  --------
                                     (Dollars in thousands)
UNFUNDED COMMITMENTS:
  Letters of credit       $    91  $  ---  $  ---  $     ---  $     91
  Lines of credit           7,763      70     235      2,606    10,674
                          -------  ------  ------  ---------  --------

    Totals                $ 7,854  $   70  $  235  $   2,606  $ 10,765
                          =======  ======  ======  =========  ========

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2005:

                                                              REQUIRED FOR           TO BE WELL
                                             ACTUAL          ADEQUATE CAPITAL       CAPITALIZED
                                        ---------------   ----------------------   --------------
                                         Amount     %      Amount         %         Amount    %
                                        -------   -----   -------        ---       -------   ----
            JUNE 30, 2005                                 (Dollars in thousands)
            -------------               ---------------------------------------------------------
Total capital (to risk-weighted         $27,350   20.73   $10,554        8.0       $13,192   10.0
assets)
Tier 1 capital (to risk-weighted         25,693   19.48     5,277        4.0         7,915    6.0
assets)
Tier 1 capital (to average assets)       25,693   11.24     9,145        4.0        11.432    5.0

The Company's consolidated capital-to-asset requirements and actual capital as of June 30, 2005 are summarized in the following table:

                                                              REQUIRED FOR          TO BE WELL
                                            ACTUAL           ADEQUATE CAPITAL      CAPITALIZED
                                        ---------------   ----------------------   -------------
                                         Amount     %      Amount         %         Amount    %
                                        -------   -----   -------        ---        ------   ---
            JUNE 30, 2005                                 (Dollars in thousands)
            -------------               --------------------------------------------------------
Total capital (to risk-weighted         $34,258   25.87   $10,594        8.0         ---     N/A
assets)
Tier 1 capital (to risk-weighted         32,594   24.61     5,298        4.0         ---     N/A
assets)
Tier 1 capital (to average assets)       32,594   14.18     9,194        4.0         ---     N/A

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended June 30, 2005 and 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2005, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business, such as claims to enforce liens and claims involving the making and servicing of real property loans and other issues. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (d) Maximum
                                             (c) Total Number      Number of
                                                of Shares       Shares that May
                                               Purchased as          Yet Be
            (a) Total Number   (b) Average   Part of Publicly   Purchased Under
               of Shares        Price Paid   Announced Plans       the Plans
  Period       Purchased        per Share      or Programs        or Programs
---------   ----------------   -----------   ----------------   ----------------
 4/1/2005
    to              ---              ---             ---             94,400
4/30/2005

5/31/2005
    to           40,000           $12.29          40,000            104,850
5/31/2005

 6/1/2005
    to           50,100           $12.31          50,100             54,750
6/30/2005

TOTAL            90,100           $12.30          90,100

(1) Our board of directors approved the repurchase by us of 100,000 shares over the one year period ending May 13, 2005. The board of directors approved the repurchase by us of 124,850 shares over the one year period ending April 18, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a.    The Company's Annual Meeting of Shareholders was held on April 18,
            2005.

      b.    Not applicable.

      c. At such meeting, there were 2,497,050 shares of Common Stock entitled to be voted. The shareholders approved the following matters:

            1.    The election of the following individuals as Directors:

                  Votes For     Votes Withheld     Term
                  ---------     --------------     ----
Terry J. Howard   2,239,356        34,934         3 years
David W. Dick     2,176,990        97,300         3 years

                  The directors whose terms continued after the meeting were Vick N. Bowyer, Terry T. Hutchison, James D. Motley, Joseph R. Schroeder, and John W. Welborn.

            2. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2005, as reflected by 2,212,762 votes for, 34,304 votes against and 27,224 abstentions.

      d.    Not applicable.

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

                                        FIRST BANCTRUST CORPORATION

Date: August 12, 2005                   /s/ Terry J. Howard
                                            ---------------------------------
                                        Terry J. Howard
                                        President and Chief Executive Officer

Date: August 12, 2005                   /s/ Ellen M. Litteral
                                            ---------------------------------
                                        Ellen M. Litteral
                                        Treasurer and Chief Financial Officer