Form 10-Q
period 2005-09-30
FIRST BANCTRUST CORP
filed 2005-11-10
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
             FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO
                                                           ---   ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
           DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES     NO X
                                                           ---   ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
                RULE 12b-2 OF THE EXCHANGE ACT). YES     NO X
                                                     ---   ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        AS OF NOVEMBER 10, 2005 THE REGISTRANT HAD OUTSTANDING 2,375,450
                            SHARES OF COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

               Index                                                        Page

PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                       1
                 Condensed Consolidated Statements of Income - Nine
                   Months Ended                                              2
                 Condensed Consolidated Statements of Income - Three
                   Months Ended                                              4
                 Condensed Consolidated Statements of Cash Flows             6
                 Notes to Condensed Consolidated Financial Statements        8
    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            15
    Item 3       Quantitative and Qualitative Disclosures About
                   Market Risk.                                             26
    Item 4       Controls and Procedures                                    27

PART II - Other Information

    Item 1       Legal Proceedings                                          28
    Item 2       Unregistered Sales of Equity Securities and
                   Use of Proceeds                                          28
    Item 3       Defaults Upon Senior Securities                            29
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                  29
    Item 5       Other Information                                          29
    Item 6       Exhibits                                                   29

SIGNATURES                                                                  30

CERTIFICATIONS                                                              31


                     FIRST BANCTRUST CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands of dollars except share data)


                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                          2005           2004
                                                                       (unaudited)
-------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                             $   5,129      $   6,371
     Interest-bearing demand deposits                                        2,202          2,742
                                                                         ---------      ---------
            Cash and cash equivalents                                        7,331          9,113
     Available-for-sale securities                                          69,729         83,944
     Held-to-maturity securities (fair value of $3,866 and $4,831)           3,928          4,778
     Loans held for sale                                                       480            138
     Loans, net of allowance for loan losses of $2,396 and $2,300          137,107        117,448
     Premises and equipment                                                  3,991          3,088
     Federal Home Loan Bank stock                                            4,426          4,256
     Foreclosed assets held for sale, net                                       89            190
     Interest receivable                                                     2,234          2,179
     Loan servicing rights, net of valuation allowance of $0 and $24           521            757
     Cash surrender value of life insurance                                  4,657          4,523
     Deferred income taxes                                                     366             --
     Escrow funds for acquisition of Rantoul First Bank, SB                  4,220
     Other assets                                                              692            510
                                                                         ---------      ---------

            Total assets                                                 $ 239,771      $ 230,924
                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Noninterest bearing deposits                                        $  16,348      $  17,885
     Interest bearing deposits                                             142,057        141,586
                                                                         ---------      ---------
            Total deposits                                                 158,405        159,471
     Federal funds purchased                                                 7,000          2,000
     Federal Home Loan Bank advances                                        40,500         40,500
     Junior subordinated debentures                                          6,186             --
     Pass through payments received on loans sold                              109             60
     Advances from borrowers for taxes and insurance                            50            138
     Deferred income taxes                                                      --            110
     Interest payable                                                          189            136
     Other                                                                   1,012            962
                                                                         ---------      ---------
            Total liabilities                                              213,451        203,377
                                                                         ---------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
     Common stock, $.005 par value, 5,000,000 shares authorized;
       3,041,750 shares issued; 2,375,450 and 2,494,850 shares
       outstanding                                                              15             15
     Additional paid-in capital                                             14,955         14,803
     Retained earnings                                                      18,921         18,396
     Unearned employee stock ownership plan shares -
       106,504 and 129,310 shares                                             (615)          (747)
     Unearned incentive plan shares - 74,848 and 85,126 shares                (618)          (702)
     Accumulated other comprehensive income (loss)                            (201)           415
     Treasury stock, at cost - 666,300 and 546,900 shares                   (6,137)        (4,633)
                                                                         ---------      ---------
            Total stockholders' equity                                      26,320         27,547
                                                                         ---------      ---------

            Total liabilities and stockholders' equity                   $ 239,771      $ 230,924
                                                                         =========      =========


See notes to condensed consolidated financial statements.

                             FIRST BANCTRUST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands of dollars except share data)
                                     (unaudited)


NINE MONTHS ENDED SEPTEMBER 30                                        2005          2004
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                        $ 6,613      $ 5,893
       Tax exempt                                                          47           48
     Securities
       Taxable                                                          2,019        2,204
       Tax exempt                                                         343          285
     Dividends on Federal Home Loan Bank stock                            171          187
     Deposits with financial institutions and other                        77           31
                                                                      -------      -------
            Total interest and dividend income                          9,270        8,648
                                                                      -------      -------

INTEREST EXPENSE
     Deposits                                                           2,349        2,154
     Federal Home Loan Bank advances and other debt                     1,311        1,115
                                                                      -------      -------
            Total interest expense                                      3,660        3,269
                                                                      -------      -------

NET INTEREST INCOME                                                     5,610        5,379
     Provision for loan losses                                            287          388
                                                                      -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     5,323        4,991
                                                                      -------      -------

NONINTEREST INCOME
     Customer service fees                                                681          660
     Other service charges and fees                                       536          560
     Net gains on loan sales                                              226          243
     Net realized gains on sales of available-for-sale securities         118           64
     Net loan servicing fees                                              374          532
     Brokerage fees                                                        55           62
     Abstract and title fees                                              280          266
     Other                                                                230          235
                                                                      -------      -------
            Total noninterest income                                    2,500        2,622
                                                                      -------      -------

Noninterest Expense
     Salaries and employee benefits                                     3,471        3,468
     Net occupancy expense                                                310          223
     Equipment expense                                                    600          580
     Data processing fees                                                 360          327
     Professional fees                                                    331          374
     Foreclosed assets expense, net                                        62           68
     Marketing expense                                                    222          221
     Printing and office supplies                                         113          124
     Amortization of loan servicing rights                                380          475
     Recovery of impairment of loan servicing rights                      (24)        (195)
     Other expenses                                                       764          650
                                                                      -------      -------
            Total noninterest expense                                   6,589        6,315
                                                                      -------      -------


INCOME BEFORE INCOME TAX                                              $ 1,234       $ 1,298

     Income tax expense                                                   269           449
                                                                      -------       -------

NET INCOME                                                            $   965       $   849
                                                                      =======       =======

BASIC EARNINGS PER SHARE                                              $  0.43       $  0.38
                                                                      =======       =======

DILUTED EARNINGS PER SHARE                                            $  0.40       $  0.35
                                                                      =======       =======

DIVIDENDS PER SHARE                                                   $  0.18       $  0.17
                                                                      =======       =======


See notes to condensed consolidated financial statements.

                          FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)


THREE MONTHS ENDED SEPTEMBER 30                                        2005        2004
------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                        $ 2,382      $ 1,933
       Tax exempt                                                          16           16
     Securities
       Taxable                                                            622          700
       Tax exempt                                                         122           98
     Dividends on Federal Home Loan Bank stock                             54           61
     Deposits with financial institutions and other                        24           13
                                                                      -------      -------
            Total interest and dividend income                          3,220        2,821
                                                                      -------      -------

INTEREST EXPENSE
     Deposits                                                             849          692
     Federal Home Loan Bank advances and other debt                       508          389
                                                                      -------      -------
            Total interest expense                                      1,357        1,081
                                                                      -------      -------

NET INTEREST INCOME                                                     1,863        1,740
     Provision for loan losses                                             99          126
                                                                      -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     1,764        1,614
                                                                      -------      -------

NONINTEREST INCOME
     Customer service fees                                                266          241
     Other service charges and fees                                       184          199
     Net gains on loan sales                                               86           87
     Net realized gains on sales of available-for-sale securities           7           27
     Net loan servicing fees                                              116          277
     Brokerage fees                                                        21           27
     Abstract and title fees                                               92           94
     Other                                                                 76           70
                                                                      -------      -------
            Total noninterest income                                      848        1,022
                                                                      -------      -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                     1,168        1,146
     Net occupancy expense                                                108           83
     Equipment expense                                                    189          220
     Data processing fees                                                 128          116
     Professional fees                                                    122          146
     Foreclosed assets expense, net                                        23           22
     Marketing expense                                                     75           85
     Printing and office supplies                                          32           43
     Amortization of loan servicing rights                                124          154
     Recovery of impairment of loan servicing rights                       (2)         (77)
     Other expenses                                                       338          233
                                                                      -------      -------
            Total noninterest expense                                   2,305        2,171
                                                                      -------      -------


INCOME BEFORE INCOME TAX                                              $   307       $   465

     Income tax expense                                                    45           166
                                                                      -------       -------

NET INCOME                                                            $   262       $   299
                                                                      =======       =======

BASIC EARNINGS PER SHARE                                              $  0.12       $  0.13
                                                                      =======       =======

DILUTED EARNINGS PER SHARE                                            $  0.11       $  0.12
                                                                      =======       =======

DIVIDENDS PER SHARE                                                   $  0.06       $  0.06
                                                                      =======       =======



See notes to condensed consolidated financial statements.

                            FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)
                                    (unaudited)


NINE MONTHS ENDED SEPTEMBER 30                                             2005         2004
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                          $    965      $    849
     Items not requiring (providing) cash
       Depreciation and amortization                                          296           213
       Provision for loan losses                                              287           388
       Investment securities amortization, net                                 58           166
       Amortization of loan servicing rights                                  380           475
       Recovery of impairment of loan servicing rights                        (24)         (195)
       Deferred income taxes                                                  (47)           --
       Net realized gains on available-for-sale securities                   (118)          (64)
       Net loss on sales of foreclosed assets                                  22             8
       Net loss on sale of premises and equipment                              --             6
       Impairment of premises and equipment                                    62            --
       Net gains on loan sales                                               (226)         (243)
       Loans originated for sale                                          (11,307)      (13,548)
       Proceeds from sales of loans originated for sale                    11,071        13,277
       Federal Home Loan Bank stock dividends                                (171)         (187)
       Compensation expense related to employee stock ownership plan          282           285
       Compensation expense related to incentive plan                          82            82

       Changes in
         Interest receivable                                                  (55)          123
         Cash surrender value of life insurance                              (133)          (74)
         Other assets                                                        (183)           47
         Interest payable                                                      53            17
         Other liabilities                                                     51           256
                                                                         --------      --------

           Net cash provided  by operating activities                       1,345         1,881
                                                                         --------      --------

INVESTING ACTIVITIES
     Purchases of available-for-sale securities                            (6,321)      (16,212)
     Proceeds from maturities of available-for-sale securities             18,580        26,586
     Proceeds from maturities of held-to-maturity securities                  862            --
     Proceeds from sales of available-for-sale securities                     959           257
     Net change in loans                                                  (20,108)       (9,760)
     Proceeds from sales of foreclosed assets                                 241           400
     Proceeds from sales of premises and equipment                             --            10
     Purchases of premises and equipment                                   (1,261)         (699)
                                                                         --------      --------

           Net cash provided by (used in) by investing activities          (7,048)          582
                                                                         --------      --------



FINANCING ACTIVITIES
     Net decrease in demand deposits, money market,
       NOW and savings deposits                                          $ (4,670)     $ (2,868)
     Net increase (decrease) in certificates of deposit                     3,603        (1,507)
     Net increase in federal funds purchased                                5,000         2,000
     Proceeds from the issuance of junior subordinated debentures           6,186            --
     Pass through payments received on loans sold                              49          (151)
     Net decreases in advances by borrowers for taxes and insurance           (88)         (101)
     Proceeds from stock options exercised                                     41            --
     Purchase of treasury stock                                            (1,541)           --
     Escrow funds for acquisition of Rantoul First Bank, SB                (4,220)           --
     Dividends paid                                                          (439)         (425)
                                                                         --------      --------
           Net cash provided by (used in) by financing activities           3,921        (3,052)
                                                                         --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,782)         (589)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                9,113        10,294
                                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  7,331      $  9,705
                                                                         ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION

     Real estate acquired in settlement of loans                         $    162      $    527

     Interest paid                                                       $  3,607      $  3,252

     Income tax paid                                                     $    290      $      3



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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

                                           Three Months Ended     Three Months Ended     Nine Months Ended     Nine Months Ended
                                           September 30, 2005     September 30, 2004     September 30, 2005    September 30, 2004
Net income, as reported                       $   262                   $   299               $   965                  $   849

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                    (33)                      (33)                  (99)                     (99)
                                              -------                   -------               -------                  -------

Pro forma net income                          $   229                   $   266               $   866                  $   750
                                              =======                   =======               =======                  =======

Earnings per share:

    Basic - as reported                       $  0.12                   $  0.13               $  0.43                  $  0.38
    Basic - pro forma                         $  0.10                   $  0.12               $  0.38                  $  0.33
    Diluted - as reported                     $  0.11                   $  0.12               $  0.40                  $  0.35
    Diluted - pro forma                       $  0.10                   $  0.11               $  0.36                  $  0.31


Note 2 - Junior Subordinated Debentures

Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000 was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate. Interest payments are made quarterly beginning in September, 2005.

Note 3 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $97,000 and $91,000 for the three-month periods ended September 30, 2005 and 2004 and $282,000 and $285,000 for the nine-month periods ended September 30, 2005 and 2004.

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

Note 4 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and nine month periods ended September 30, 2005 and 2004. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                            Weighted
                                                                             Average      Per Share
                                                              Income          Shares        Amount
                                                              ---------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 965         2,250,875         $ 0.43

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                                88,968
  Stock Options                                                                 50,973
                                                               --------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 965         2,390,816         $ 0.40
                                                               ======================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 849         2,260,285         $ 0.38

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                               104,452
  Stock Options                                                                 56,165
                                                               --------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 849         2,420,902         $ 0.35
                                                               ======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 262         2,205,758         $ 0.12

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                                85,679
  Stock Options                                                                 57,549
                                                               --------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 262         2,348,986         $ 0.11
                                                               ======================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004:

Basic Earnings Per Share:
  Income available to common stockholders                      $ 299         2,271,313         $ 0.13

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                               100,044
  Stock options                                                                 46,985
                                                               --------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                        $ 299         2,418,342         $ 0.12
                                                               ======================================

Note 5 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2005 and 2004 is listed as follows:


                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                                  2005         2004
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $   965      $   849
                                                                                 -------      -------

OTHER COMPREHENSIVE INCOME
     Unrealized appreciation (depreciation) on available-for-sale securities        (538)          93

     Less: Reclassification adjustment for realized gains included
       in net income                                                                  78           42
                                                                                 -------      -------
                                                                                    (616)          51
                                                                                 -------      -------

COMPREHENSIVE INCOME                                                             $   349      $   900
                                                                                 =======      =======




                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                                   2005         2004
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $   262      $   299
                                                                                 -------      -------

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized appreciation (depreciation) on available-for-sale securities        (114)       1,237

     Less: Reclassification adjustment for realized gains included
       in net income                                                                   5           18
                                                                                 -------      -------
                                                                                    (119)       1,219
                                                                                 -------      -------

COMPREHENSIVE INCOME                                                             $   143      $ 1,518
                                                                                 =======      =======



Note 6 - Stock Split

On April 19, 2004, the Board of Directors of the Company approved a two for one stock split of the Company's common stock payable as a 100% stock dividend on May 21, 2004 to shareholders of record on April 30, 2004. Prior period financial information has been adjusted to reflect the stock split.

Note 7 - Authorized Share Repurchase Program

On April 18, 2005, the Board of Directors authorized the open-market stock repurchase of up to 5%, or 124,850 shares of the Company's outstanding stock over the next one-year period ending April 18, 2006 as, in the opinion of management, market conditions warrant. As of September 30, 2005, the Company had repurchased 103,600 shares, leaving 21,250 shares available to be repurchased under this program. Previously, the Company had completed five other repurchase programs for stock repurchases of 566,900 shares. The Company issued 2,200 shares of treasury stock for the redemption of stock options in February, 2005, and 2,000 shares of treasury stock for the redemption of stock options in September, 2005. As of November 10, 2005, the Company owned a cumulative total of 666,300 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 - Commitments

The Company entered into a property exchange agreement with the City of Paris, Illinois ("City") on May 10, 2005. As of September 30, 2005, the ownership of the properties has not been transferred. The Company will acquire City property housing the former City Hall, which is adjacent to Company property housing the Operations Center of First Bank & Trust, and in return, the City will acquire Company property which currently is the site of the main office of First Bank & Trust. The City will pay cash for the difference between the appraisals to the Bank. The City has also demolished the existing City Hall prior to the exchange providing an acceptable, larger site for new construction. The Company has agreed to provide financing for the city hall renovations if requested at a market rate at the time of the request. The exchange of ownership is expected to occur in the fourth quarter of this year. The economic value of this property exchange results in a loss of approximately $62,000 to the Company. Accordingly, the Company has recorded an impairment of $62,000 on premises and fixed assets.

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

The Company selected a contractor to design and construct the new facility for an amount not to exceed $5.6 million. The project is scheduled to be completed by the third quarter of 2006. The project is proceeding on schedule, and is approximately 20% completed.

Note 9 - Acquisition

On April 18, 2005, the Company entered into an Agreement and Plan of Merger with Rantoul First Bank, S.B., ("Rantoul") an Illinois chartered savings bank whereby the Company acquired all of the outstanding shares of common stock of Rantoul First Bank. Shareholders of Rantoul received $22.10 per share in cash for each share of common stock held. Rantoul shareholders approved this transaction at a shareholder meeting on July 22, 2005. The transaction received approval from regulatory authorities in August, and closed on October 1, 2005. As of September 30, 2005, funds in the amount of $4.2 million had been transferred to an escrow agent and were remitted to the Rantoul shareholders on October 1, 2005. As of September 30, 2005, Rantoul First Bank had shares outstanding of 190,961, total assets of $29.5 million, total deposits of $26.7 million, and total stockholders' equity of $1.7 million. During the fourth quarter of 2005, the Company will merge Rantoul First Bank into First Bank & Trust. The purchase price will be allocated based upon the fair value of the assets and liabilities acquired.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at September 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month and nine-month periods ending September 30, 2005 to the same periods in 2004. In May 2005, the Bank's wholly owned subsidiary, Community Finance Center, Inc., was dissolved as a corporation, and this activity was transferred to operate as a division of the Bank. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors will provide investment advisory and asset management services to Bank customers in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation has become inactive for 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $8.9 million or 3.8%, to $239.8 million at September 30, 2005 from $230.9 million at December 31, 2004. The increase in assets was primarily due to an increase in loans, net of allowance for loan losses of $19.7 million and an increase in escrow funds for acquisition of Rantoul First Bank of $4.2 million, partially offset by a decrease in available-for-sale securities of $14.2 million. The increase in assets resulted primarily from the issuance of junior subordinated debentures and an increase in federal funds purchased.

The Company's cash and cash equivalents decreased by $1.8 million from $9.1 million at December 31, 2004 to $7.3 million at September 30, 2005. Cash and due from banks decreased by $1.2 million or 19.5% to $5.1 million at September 30, 2005 from $6.4 million at December 31, 2004. Interest-bearing demand deposits decreased by $540,000 or 19.7% to $2.2 million at September 30, 2005 compared to $2.7 million at December 31, 2004.

Available-for-sale investment securities amounted to $69.7 million at September 30, 2005 compared to $83.9 million at December 31, 2004, a $14.2 million decrease. The decrease primarily resulted from $18.6 million in investment calls and maturities, primarily from payments on mortgage-backed securities and maturities of a Federal Home Loan Bank ("FHLB") agency bond and a municipal bond, sales of equity securities of $842,000 and a $1.0 million decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $6.3 million. Held-to-maturity securities decreased by $850,000 from $4.8 million at December 31, 2004 to $3.9 million at September 30, 2005, due to principal payments on mortgage-backed securities. Funds generated by the decreases in investments were used to fund loan growth.

Loans held for sale increased by $342,000 from $138,000 at December 31, 2004 to $480,000 at September 30, 2005. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at September 30, 2005 consisted of seven single-family residential loans to be sold to FHLMC and IHDA.

The Company's net loan portfolio increased by $19.7 million to $137.1 million at September 30, 2005 from $117.4 million at December 31, 2004. Gross loans increased by $19.8 million while the allowance for loan losses increased by $96,000. Commercial nonresidential real estate loans increased by $10.6 million primarily a result of loan originations generated in the Savoy area. Loans secured by 1-4 family residences increased by $3.5 million, primarily due to an increase in home equity loans, and agricultural production loans increased by $3.4 million, primarily due to an increase in originations. Loans secured by farmland increased by $1.5 million, and consumer loans increased by $781,000.

At September 30, 2005, the allowance for loan losses was $2.4 million or 1.72% of the total loan portfolio compared to the allowance for loan losses at December 31, 2004 of $2.3 million or 1.92% of the total loan portfolio. During the first nine months of 2005, the Company charged off $252,000 of loan losses, $194,000 of which were consumer loans, and $58,000 of which pertained to five loans secured by 1-4 family residential properties. The chargeoffs of $252,000 were partially offset by $61,000 in recoveries which included $54,000 in recoveries from consumer loans, primarily vehicle loans, and $6,000 in recoveries from agricultural related loans. The net chargeoffs of $191,000 for the first nine months of 2005 decreased by $15,000 when compared to net chargeoffs of $206,000 for the first nine months of 2004. The Company's nonperforming loans and troubled debt restructurings increased from $1.6 million or 1.31% of total loans at December 31, 2004 compared to $2.4 million or 1.75% as a percentage of total loans at September 30, 2005. This increase was primarily a result of increased delinquencies 90 days and over and nonaccrual loans from $443,000 at December 31, 2004 compared to $1.0 million at September 30, 2005, and the addition of a $494,000 commercial real estate loan to restructured loans. The Company's troubled debt restructurings of $1.4 million at September 30, 2005 consist primarily of restructured commercial and agricultural loans. Included in the $1.4 million of troubled debt restructurings are restructured agricultural loans of $884,000 which are 90% guaranteed for $796,000 by the Farmers Home Administration, thereby limiting the Company's exposure on those loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment have increased by $903,000 from $3.1 million at December 31, 2004 to $4.0 million at September 30, 2005, primarily due to expenditures related to the major renovation and expansion project of the current Operations Center which will result in an enlarged facility to house the main office of the Bank.

Net foreclosed assets held for sale, totaling $89,000 at September 30, 2005 decreased $101,000, or 53.2%, compared to $190,000 at December 31, 2004. As of September 30, 2005, the Company had real estate properties totaling $42,000 consisting of one single-family residential properties and other repossessed assets of $47,000. Foreclosed assets are carried at lower of cost or net realizable value.

Loan servicing rights declined by $236,000 from $757,000 at December 31, 2004 to $521,000 at September 30, 2005. Gross loan servicing rights decreased by $260,000 from $781,000 at December 31, 2004 to $521,000 at September 30, 2005
due to amortization of loan servicing rights of $380,000 offset by newly capitalized assets of $120,000. As a result of current valuations of the loan servicing rights, the valuation allowance decreased from $24,000 at December 31, 2004 to $0 at September 30, 2005, a full recovery of a previously identified impairment.

Adjustments to deferred income taxes for the tax effect of the decrease in market value of investment securities available for sale resulted in a deferred tax asset of $366,000 at September 30, 2005 compared to a deferred tax liability of $110,000 at December 31, 2004.

Escrow funds of $4.2 million for the acquisition of the outstanding shares of Rantoul First Bank, SB were on deposit with the escrow agent at September 30, 2005. The purchase agreement required the Company to deposit the purchase price funds into an escrow account which was disbursed upon consummation of the acquisition of Rantoul First Bank, SB on October 1, 2005. Under the terms of the agreement, each shareholder of Rantoul First Bank, SB received $22.10 for each share of stock held.

The Company's total deposits amounted to $158.4 million at September 30, 2005 compared to $159.5 million at December 31, 2004, a decrease of $1.1 million. The 0.7% decrease in total deposits was due to a $1.5 million decrease in non-interest bearing deposits, partially offset by a

$471,000 increase in interest bearing deposits. The increase in interest bearing deposits was a result of a $3.6 million increase in certificates of deposit and a $290,000 increase in savings accounts, offset by a decrease of $3.4 million in interest-bearing checking accounts. The increase of $3.6 million in certificates of deposits was primarily the result of a promotion featuring short term certificates of deposit in terms of five, eleven or twenty-one months with a competitive rate in the 4% range during the third quarter.

Federal funds purchased increased by $5.0 million from a balance of $2.0 million at December 31, 2004 to $7.0 million at September 30, 2005. Federal Home Loan Bank advances remained constant at $40.5 million at December 31, 2004 and September 30, 2005. The total average rate of all advances was 3.54% as of September 30, 2005.

Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate. Interest payments are made quarterly beginning in September, 2005.

Stockholders' equity at September 30, 2005 was $26.3 million compared to $27.5 million at December 31, 2004, a decrease of $1.2 million. Treasury stock increased by $1.5 million from $4.6 million at December 31, 2004 to $6.1 million at September 30, 2005, due to the repurchase of 123,600 shares. Accumulated comprehensive income (loss) decreased by $616,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Retained earnings increased by the amount of net income or $965,000, partially offset by $439,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2004 to September 30, 2005, stockholders' equity increased by

$282,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $82,000.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Net income for the nine months ended September 30, 2005 increased by $116,000 or 13.6% from $849,000 for the nine months ended September 30, 2004 to $965,000 for the nine months ended September 30, 2005. The increase in net income is primarily due to increases in net interest income, and decreases in provision for loan losses and income tax expense, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income increased $231,000 or 4.3% from $5.4 million for the nine months ended September 30, 2004 to $5.6 million for the nine months ended September 30, 2005. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $622,000 partially offset by an increase of $391,000 in interest expense. The Company's net interest margin remained constant at 3.43% during the nine months ended September 30, 2005 and 2004, respectively. Although net interest income increased by $231,000, the net interest margin remained stable as a result of an increase in the average balance of net interest-bearing assets. Interest spread, which is the average interest rate earned on interest-bearing assets less the average interest rate charged on interest-bearing liabilities, decreased slightly from 3.12% for the nine months ended September 30, 2004 to 3.06% for the nine months ended September 30, 2005. The decrease in interest spread was primarily a result of a slight increase in interest rates charged on interest-bearing liabilities.

Total interest and dividend income increased by $622,000 or 7.2% from $8.6 million for the nine months ended September 30, 2004 to $9.3 million for the nine months ended September 30, 2005. The increase of $622,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions partially offset by decreased interest and dividend income from securities. The increase of $719,000 in loan interest income was primarily due to an increase in the average loan balance, partially offset by a decrease in the average loan rate of 12 basis points. Interest and dividend income from securities decreased by $127,000 primarily due to a decrease in the average balance of available for sale investments, partially offset by an increase in average interest rate of 9 basis points. Interest income from deposits with financial institutions increased by $46,000 primarily due to an increase in average rate of 179 basis points, partially offset by a decrease in the average balance of deposits with financial institutions.

Interest expense increased by $391,000 or 12.0% from $3.3 million for the nine months ended September 30, 2004 to $3.7 million for the nine months ended September 30, 2005. This increase was primarily due to an increase of $195,000 in interest on deposits, and by a $196,000 increase in interest on Federal Home Loan Bank advances and other debt. The $195,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 21 basis points partially offset by a decrease in the average balance of interest bearing deposits. The $196,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance, partially offset by a decrease in the average rate.

For the nine months ended September 30, 2005 and 2004, the provision for losses on loans was $287,000 and $388,000, respectively. The provision for the nine months ended September 30, 2005 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2005, its allowance for loan losses was adequate.

Noninterest income decreased $122,000 or 4.7% from $2.6 million for the nine months ended September 30, 2004 to $2.5 million for the nine months ended September 30, 2005. The decrease was primarily a result of decreases in net loan servicing fees and net gains on loan sales offset by increases in net realized gains on sales of available-for-sale securities and abstract and title fees. Net loan servicing fees declined by $158,000 from $532,000 for the nine months ended September 30, 2004 to $374,000 for the nine months ended September 30, 2005 primarily due to a reduction in servicing fees from agricultural loans. Net gains on loan sales decreased by $17,000 from $243,000 for the nine months ended September 30, 2004 to $226,000 for the nine months ended September 30, 2005. This decrease occurred primarily due to decreases in the amount of capitalized servicing fees and in the recognized gain on loan sales. Proceeds from loans sold in the first nine months of 2005 totaled $11.1 million, compared to $13.3 million in proceeds from loan sales in the same period for 2004. Net realized gains on sales of sales of available-for-sale securities increased by $54,000 from $64,000 for the nine months ended September 30, 2004 to $118,000 for the nine months ended September 30, 2005, due to equity security sales of $959,000. Abstracting and title fees increased by $14,000 from $266,000 for the nine months ended September 30, 2004 to $280,000 for the nine months ended September 30, 2005, due to an increase in commissions from the sale of title insurance fees.

Total noninterest expense was $6.6 million for the nine months ended September 30, 2005 as compared to $6.3 million for the nine months ended September 30, 2004. The primary reasons for the $274,000 increase were increases in net occupancy expense, data processing expense, other expenses, and a reduction in the amount of recovery of the previous impairment of loan servicing rights, partially offset by reductions in the amortization of loan servicing rights and professional fees.

Net occupancy expense increased by $87,000 from $223,000 for the nine months ended September 30, 2004 compared to $310,000 for the nine months ended September 30, 2005. This increase can be attributed to the Savoy branch which moved into a permanent facility in August, 2004. Data processing fees increased by $33,000 from $327,000 for the nine months ended September 30, 2004 to $360,000 for the nine months ended September 30, 2005, due to an increase in fees accessed by both the ATM processor and the core processor service bureaus. Professional fees decreased by $43,000 from $374,000 for the nine months ended September 30,

2004 to $331,000 for the nine months ended September 30, 2005 due to a reduction in consulting fees. Amortization of loan servicing rights decreased by $95,000 from $475,000 for the nine months ended September 30, 2004 to $380,000 for the nine months ended September 30, 2005, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $195,000 for the nine months ended September 30, 2004 compared to $24,000 for the nine months ended September 30, 2005. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. The amount of previous impairment has now been fully recovered. Other expenses increased by $114,000 from $650,000 for the nine months ended September 30, 2004 to $764,000 for the nine months ended September 30, 2005. The $114,000 increase was primarily due to an impairment of $62,000 identified and recorded from the property exchange with the City of Paris, an increase in examination fees paid to the State of Illinois, increased charitable contributions resulting from a contribution to the local hospital foundation, and increased fees paid to the Federal Reserve for additional services.

Income tax expense was $269,000 for the nine months ended September 30, 2005 as compared to $449,000 for the nine months ended September 30, 2004. The decrease of $180,000 in income tax expense was due to an increase in permanent tax differences.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Net income for the three months ended September 30, 2005 decreased by $37,000 or 12.4% from $299,000 for the three months ended September 30, 2004 to $262,000 for the three months ended September 30, 2005. The decrease in net income is primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and decreases in the provision for loan losses and income tax expense.

Net interest income increased $123,000 or 7.1% from $1.7 million for the three months ended September 30, 2004 to $1.9 million for the three months ended September 30, 2005. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $399,000 partially offset by an increase of $276,000 in interest expense. The Company's net interest margin was 3.38% and 3.36% during the three months ended September 30, 2005 and 2004, respectively. The net interest margin increased slightly as a result of an increase in the average balance of interest-bearing assets, while the interest spread decreased slightly from 3.07% for the three months ended September 30, 2004 to 3.04% for the three months ended September 30, 2005.

Total interest and dividend income increased by $399,000 or 14.1% from $2.8 million for the three months ended September 30, 2004 to $3.2 million for the three months ended September 30, 2005. The increase of $399,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions partially offset by decreased interest and dividend income from securities. The increase of $449,000 in loan interest income was primarily due to a $20.1 million increase in the average loan balance and by an increase in the average loan rate of 32 basis points. Interest and dividend income from securities decreased by $54,000 primarily due to a decrease of $7.3 million in the average balance of investments, partially offset by an increase of 7 basis points in the average rate. Interest income from deposits with financial institutions increased by $11,000 primarily due to an increase in average rate of 169 basis points, in addition to an increase in the average balance of deposits with financial institutions.

Interest expense increased by $276,000 or 25.5% from $1.1 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005. This increase was primarily due to an increase of $157,000 in interest on deposits, and by a $119,000 increase in interest on Federal Home Loan Bank advances and other debt. The $157,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits, and by an increase in the average balance of interest bearing deposits. The $119,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance, partially offset by a slight reduction in interest rate.

For the three months ended September 30, 2005 and 2004, the provision for losses on loans was $99,000 and $126,000, respectively. The provision for the three months ended September 30, 2005 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2005, its allowance for loan losses was adequate.

Noninterest income decreased $174,000 or 17.0% from $1.0 million for the three months ended September 30, 2004 to $848,000 for the three months ended September 30, 2005. The decrease was primarily a result of decreases in other service fees and charges, net loan servicing fees, and net realized gains on sales of available-for-sale securities, partially offset by an increase in customer service fees. Customer service fees increased by $25,000 from $241,000 for the three months ended September 30, 2004 to $266,000 for the three months ended September 30, 2005, primarily due to increased NSF and overdraft fees. Other service charges and fees decreased by $15,000 from $199,000 for the three months ended September 30, 2004 to $184,000 for the three months ended September 30, 2005, primarily due to a decrease in commissions earned on credit life and disability insurance. Net realized gains on sales of available-for-sale securities decreased to $7,000 for the three months ended September 30, 2005 from $27,000 in gains generated from the sales of equity securities for the three months ended September 30, 2004. Net loan servicing fees income decreased from $277,000 for the three months ended September 30, 2004 to $116,000 for the three months ended September 30, 2005. The decrease was due to a reduction in servicing fees from agricultural loans.

Total noninterest expenses were $2.3 million for the three months ended September 30, 2005 as compared to $2.2 million for the three months ended September 30, 2004. The primary reasons for the $134,000 increase were increases in salaries and employee benefits, net occupancy expense, and other expenses and a reduced amount of recovery of a previously identified impairment of loan servicing rights, partially offset by reductions in equipment expense, professional fees, and amortization of loan servicing rights. Salaries and employee benefits increased by $22,000 from $1.15 million for the three months ended September 30, 2004 to $1.17 million for the three months ended September 30, 2005, as a result of a slight increase in salaries and in health insurance expense. Net occupancy expense increased by $25,000 from $83,000 for the three months ended September 30, 2004 compared to $108,000 for the three months ended September 30, 2005. This increase can be attributed to the Savoy branch which moved into a permanent facility in August, 2004.

Professional fees decreased by $24,000 from $146,000 for the three months ended September 30, 2004 to $122,000 for the three months ended September 30, 2005, primarily due to reduced legal and consulting fees in 2005. Amortization of loan servicing rights decreased by $30,000 from $154,000 for the three months ended September 30, 2004 to $124,000 for the three months ended September 30, 2005, as a result of a decrease in loan prepayments. The recovery of impairment of loan servicing rights was $77,000 for the three months ended September 30, 2004 compared to $2,000 for the three months ended September 30, 2005. As of September 30, 2005, the impairment of loan servicing rights has been recovered in its entirety. The amount of the recovery or impairment is determined by comparing the book value of the loan servicing rights to an independent valuation based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Other expenses increased by $105,000 from $233,000 for the three months ended September 30, 2004 to $338,000 for the three months ended September 30, 2005. This increase was primarily attributable to the recording an impairment of $62,000 recorded on property to be exchanged with the City of Paris, to examination fees assessed by the State of Illinois for a safety and soundness examination, and for increased fees for utilization of additional services offered by the Federal Reserve Bank.

Income tax expense was $45,000 for the three months ended September 30, 2005 as compared to $166,000 for the three months ended September 30, 2004. The decrease of $121,000 in income tax expense was due to an increase in permanent tax differences.


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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of September 30, 2005 and December 31, 2004, loan servicing rights had carrying values of $521,000 and $757,000, respectively.

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


LIQUIDITY

At September 30, 2005, the Company had outstanding commitments to originate $6.7 million in loans, and $10.3 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of September 30, 2005, the total amount of certificates scheduled to mature in the following 12 months was $47.7 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at September 30, 2005 was $7.3 million.

The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At September 30, 2005, the Company had outstanding commitments to originate loans of $6.7 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $4.0 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $5.6 million for commercial lines of credit, and $4.7 million for consumer lines of credit. Outstanding commitments for letters of credit at September 30, 2005 totaled $101,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of September 30, 2005, which by their terms have contractual maturity dates subsequent to September 30, 2005:


                                Next 12     13-36       37-60      More than
                                Months      Months      Months     60 Months    Totals
                                -------     -------     ------     ---------   --------
                                                  (Dollars in thousands)
UNFUNDED COMMITMENTS:
  Letters of credit             $   101     $    --     $   --      $    --     $   101
  Lines of credit                 6,976         166         242       2,910      10,294
                                -------     -------     -------     -------     -------

    Totals                      $ 7,077     $   166     $   242     $ 2,910     $10,395
                                =======     =======     =======     =======     =======

The Company also has a building commitment of $5.6 million for its building expansion in Paris, Illinois, of which approximately $829,000 has been expended as of September 30, 2005. The Company has no other signed commitments for purchase obligations or long-term obligations.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2005:

----------------------------------------------------------------------------------------------------------------------------
                                                                                 REQUIRED FOR                TO BE WELL
         SEPTEMBER 30, 2005                              ACTUAL                ADEQUATE CAPITAL              CAPITALIZED
                                                 ---------------------------------------------------------------------------
                                                     Amount       %            Amount       %            Amount         %
                                                 ---------------------------------------------------------------------------
                                                                               (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)             $27,932      19.99         $11,176      8.0          $13,970       10.0
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)             26,178      18.74           5,588      4.0            8,382        6.0
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)                   26,178      11.36           9,218      4.0           11,522        5.0
----------------------------------------------------------------------------------------------------------------------------


The Company's consolidated capital-to-asset requirements and actual capital as of September 30, 2005 are summarized in the following table:


----------------------------------------------------------------------------------------------------------------------------
                                                                                   REQUIRED FOR              TO BE WELL
         SEPTEMBER 30, 2005                               ACTUAL                 ADEQUATE CAPITAL           CAPITALIZED
                                                  --------------------------------------------------------------------------
                                                     Amount        %            Amount           %         Amount      %
                                                  --------------------------------------------------------------------------
                                                                               (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)            $34,240       23.70          $11,557        8.0           --       N/A
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)            32,427       22.45            5,779        4.0           --       N/A
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)                  32,427       14.03            9,248        4.0           --       N/A
----------------------------------------------------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended September 30, 2005 and 2004.

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


ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2005, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2005.


                        ISSUER PURCHASES OF EQUITY SECURITIES


--------------------------------------------------------------------------------------------------------
                                                                                          (d) Maximum
                                                                 (c) Total Number          Number of
                                                                     of Shares          Shares that May
                                                                   Purchased as             Yet Be
                         (a) Total Number       (b) Average      Part of Publicly       Purchased Under
                            of Shares            Price Paid       Announced Plans          the Plans
        Period              Purchased            per Share          or Programs           or Programs
--------------------------------------------------------------------------------------------------------
       07/01/05
          to                    --                   --                   --                 54,750
       07/31/05
--------------------------------------------------------------------------------------------------------
       08/01/05
          to                  17,000               $12.92               17,000               37,750
       08/31/05
--------------------------------------------------------------------------------------------------------
       09/01/05
          to                  16,500               $12.94               16,500               21,250
       09/30/05
--------------------------------------------------------------------------------------------------------
        Total                 33,500               $12.93               33,500
--------------------------------------------------------------------------------------------------------


(1) The board of directors approved the repurchase by us of 124,850 shares over the one year period ending April 18, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

     (a) Exhibits

         31.1   Certification of Terry J. Howard required by Rule 13a-14(a).
         31.2   Certification of Ellen M. Litteral required by Rule 13a-14(a).
         32.1 Certification of Terry J. Howard, Chief Executive Officer+ pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
         32.2 Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                FIRST BANCTRUST CORPORATION



Date:  November 10, 2005                        /s/ Terry J. Howard
                                                --------------------------------
                                                Terry J. Howard
                                                President and Chief Executive
                                                Officer


Date:  November 10, 2005                        /s/ Ellen M. Litteral
                                                --------------------------------
                                                Ellen M. Litteral
                                                Treasurer and Chief Financial
                                                Officer