Form 10-K
period 2005-12-31
FIRST BANCTRUST CORP
filed 2006-03-28
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO __________

                        COMMISSION FILE NUMBER 000-32535

                           FIRST BANCTRUST CORPORATION
                    (EXACT NAME OF REGISTRANT IN ITS CHARTER)

                 DELAWARE                                         37-1406661
     (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

        206 SOUTH CENTRAL AVENUE                                    61944
             PARIS, ILLINOIS                                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-465-6381

           SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT: NONE

             SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (TITLE OF CLASS)

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405
of the Securities Act. Yes       No   X
                           -----    -----

Check if the registrant is not required to file reports pursuant to Section 13
or Section 15(d) of the Act.  Yes       No   X
                                  -----    -----

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Check if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated
filer _________ Accelerated filer _________ Non-accelerated filer   X
                                                                  -----

Check if the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes       No   X
                   -----    -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $28,404,150 as of June 30, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,367,450 shares of common stock as of March 10, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders, scheduled for April 17, 2006, are incorporated by reference into Part III.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
Item 1.  Description of Business                                              1
Item 1A. Risk Factors                                                        35
Item 1B. Unresolved Staff Comments                                           35
Item 2.  Properties                                                          35
Item 3.  Legal Proceedings                                                   35
Item 4.  Submission of Matters to a Vote of Security Holders                 36

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                36
Item 6.  Selected Financial Data                                             37
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         37
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          38
Item 8.  Financial Statements and Supplementary Data                         38
Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         39
Item 9A. Controls and Procedures                                             39
Item 9B. Other Information                                                   39

PART III
Item 10. Directors and Executive Officers of the Registrant                  39
Item 11. Executive Compensation                                              40
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  40

Item 13. Certain Relationships and Related Transactions                      40
Item 14. Principal Accountant Fees and Services                              41
Item 15. Exhibits and Financial Statement Schedules                          41
SIGNATURES                                                                   43

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this filing may include certain forward-looking statements based on current management expectations. The forward-looking statements are identifiable by the use of the terms "believes," "expects," "anticipates," "estimates," "intends", "considers", "plans", "seeks", and similar expressions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 under Delaware law. On April 18, 2001, the Company acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 3,041,750 shares of common stock in the initial offering at $5 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2005, the Company had consolidated total assets, liabilities and stockholders' equity of $273.9 million, $247.8 million, and $26.1 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2005 consisted primarily of the investment in the Bank of $30.4 million, investment in First Charter Service Corporation of $74,000, investment in ECS Service Corporation doing business as Edgar County Title of $341,000, and investment in FBTC Statutory Trust I of $186,000, interest-bearing demand deposits of $267,000, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $572,000, available-for-sale securities of $66,000, and premises and equipment of $152,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank and the Company's other non-bank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and its operations office, both in Paris, Illinois, in Edgar County, and branch offices in Marshall, Illinois in Clark County and Savoy, and Rantoul, Illinois in Champaign County. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. In September, 2003, the Bank began operations in a temporary facility in Savoy, Illinois, until the move into a permanent facility in August, 2004. The Savoy market area is immediately adjacent to the large urban markets of Champaign and Urbana, and shows strong demographic characteristics. The community has experienced higher than average population growth, resulting in new housing construction. The Savoy market is characterized by a younger population, due to its proximity to the University of Illinois in Champaign-Urbana. The majority of the labor force in this area is employed in managerial or professional occupations. In October, 2005, the Company acquired all of the outstanding common shares of Rantoul First Bank, SB, located in northern Champaign County. The transaction was accounted for as a purchase, and the entity merged into the Bank's operations at the date of acquisition. Rantoul is also adjacent to the Champaign-Urbana urban area, located approximately 15 miles north of Champaign-Urbana.

As of December 31, 2005, the Bank had total assets of $273.4 million, total liabilities of $243.0 million, and total equity of $30.4 million. Total assets grew by $43.7 million, the majority from an increase in loans, which was primarily funded by an increase in deposits, a reduction in investments, and a contribution to paid-in capital from the Company to complete the purchase of Rantoul First Bank. Net income in 2005 increased by $96,000 or 7.3% which was primarily attributable to an increase in net interest income of $733,000, and a reduction in income tax expense of $157,000, partially offset by an increase in noninterest expense of $541,000 and a decrease in noninterest income of $232,000.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans have been sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2005, the Company's loan portfolio including loans held for sale, totaled $160.2 million. In addition, at December 31, 2005 the Company serviced $92.0 million in loans ($82.6 million of residential loans and $9.4 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2005, the Company's securities portfolio totaled $79.9 million, of which $76.5 million are designated as available for sale, and $3.4 million are designated as held to maturity. The

Company also had $5.1 million invested in interest-bearing demand deposits at December 31, 2005.

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

Lending Activities

GENERAL. At December 31, 2005, the net loan portfolio before allowance for loan losses, of the Company totaled $159.5 million, representing 58.3% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2005, single-family residential loans amounted to $51.8 million or 32.3% of the total loan portfolio. Of this amount, $7.9 million consisted of second mortgage or home equity loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                   December 31, 2005    December 31, 2004    December 31, 2003
                                  ------------------   ------------------   ------------------
                                   Amount    Percent    Amount    Percent    Amount    Percent
                                  --------   -------   --------   -------   --------   -------
Real estate loans:
   One-to-four family             $ 51,823    32.29%   $ 37,568    31.15%   $ 36,513    33.38%
   Multi-family                        695     0.43%        716     0.59%        266     0.24%
   Commercial                       33,244    20.71%     16,902    14.02%     10,124     9.25%
   Construction                      2,423     1.51%      1,516     1.26%      2,275     2.08%
   Agricultural loans               20,913    13.03%     16,937    14.04%     13,908    12.71%
Commercial and industrial            7,886     4.91%      6,411     5.32%      6,417     5.87%
Agricultural production finance     15,442     9.62%     13,603    11.28%     12,357    11.29%
Consumer loans:
   Vehicle                          21,305    13.27%     20,801    17.25%     21,035    19.23%
   Consumer finance                    872     0.54%        800     0.66%        823     0.75%
   Share                               708     0.44%        472     0.39%        533     0.49%
   Other                             3,531     2.20%      3,099     2.57%      3,169     2.90%
Other loans                          1,677     1.05%      1,769     1.47%      1,983     1.81%
                                  --------   ------    --------   ------    --------   ------
    Total loans receivable         160,519   100.00%    120,594   100.00%    109,403   100.00%
                                             ======               ======               ======
Less:
Undisbursed portion of loans           164                   17                   23
Unearned discount and fees             808                  829                  845
Allowance for loan losses            2,662                2,300                2,124
                                  --------             --------             --------
   Loans receivable, net          $156,885             $117,448             $106,411
                                  ========             ========             ========

Loans held for sale at December 31, 2005 amounted to $642,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

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

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Company concentrates its lending activity on its primary market area of Edgar, Clark, Vermilion, and Champaign counties, Illinois. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 20% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. As an Illinois-chartered savings bank, the Bank is permitted to invest without limitation as a percentage of assets in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. The Bank has received a waiver from the Illinois Department of Financial and Professional Regulation regarding its ability to exceed this 10% limit. The Bank is subject to its internal loans-to-one borrower limitation of 15% of unimpaired capital.

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                            At December 31, 2005
                                   ----------------------------------------------------------------------
                                                 Commercial   Agricultural
                                                     and       Production                Other     Total
                                   Real Estate   Industrial      Finance     Consumer    Loans     Loans
                                   -----------   ----------   ------------   --------   ------   --------
                                                               (In Thousands)
AMOUNTS DUE IN:
One year or less                     $ 13,047      $4,559        $ 9,027      $ 2,592   $   29   $ 29,254
More than one year to five years       16,659       1,807          3,962       21,883       10     44,321
More than five years                   79,392       1,520          2,453        1,941    1,638     86,944
                                     --------      ------        -------      -------   ------   --------
   Total amount due                  $109,098      $7,886        $15,442      $26,416   $1,677   $160,519
                                     ========      ======        =======      =======   ======   ========

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2006 which have fixed interest rates or which have floating or adjustable rates.

                                  Fixed-Rates   Floating or Adjustable-Rates     Total
                                  -----------   ----------------------------   --------
                                                     (In Thousands)
Real estate loans:
   One-to-four family               $11,404               $39,024              $ 50,428
   Multi-family                         549                   146                   695
   Commercial                        13,852                10,486                24,338
   Construction                           6                   115                   121
   Agricultural loans                11,492                 8,977                20,469
Commercial and industrial             1,834                 1,493                 3,327
Agricultural production finance       4,485                 1,930                 6,415
Consumer loans:
   Vehicle                           20,402                    --                20,402
   Consumer finance                     788                    --                   788
   Share                                 94                     8                   102
   Other                              2,521                    11                 2,532
Other loans                              10                 1,638                 1,648
                                    -------               -------              --------
   Total loans receivable           $67,437               $63,828              $131,265
                                    =======               =======              ========

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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2005, $51.8 million or 32.3% of the total loan portfolio consisted of single-family residential loans. Of this amount, $7.9 million consisted of second mortgage or home equity loans.

The Company's present lending policy on one-to-four family regular conventional residential mortgage loans generally limits the maximum loan-to-value to 80% of the appraised value of the property. If the Company originates a residential mortgage loan with a loan-to-value in excess of 80%, the Company may require the borrower to obtain private mortgage insurance. An alternative mortgage product is available for owner occupied one to four family residential properties within the Bank's market area which generally allows financing to qualified applicants of up to 100% of the purchase price or the appraised value, whichever is less. Residential mortgage loans are typically amortized on a monthly basis with principal and interest due each month.

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 5 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate conventional loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells substantially all qualifying fixed-rate conventional loans with terms greater than 10 years in the secondary market. At December 31, 2005, $12.1 million, or 23.4% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three or five years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2005, $39.7 million or 76.6% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2005, the Company's second mortgage or home equity loans amounted to $7.9 million or 4.9% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it will limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after five years. Home equity lines-of-credit are also offered to qualified applicants to fund up to 100% of the equity in the borrower's home, based on the appraised value of the property, if the Company holds the first mortgage on the property. For all others, the maximum loan-to-value is eighty percent of the appraised value of the property. Home equity lines-of-credit are adjustable rate products priced off of the "prime" rate, and reprice monthly.

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

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company's market area. Commercial real estate loans amounted to $33.2 million or 20.7% of the total loan portfolio as of December 31, 2005 with an average loan balance of approximately $118,000.

The Company's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential loans. Loans secured by raw land cannot exceed 65% of the appraised value, and loans secured by real estate to be used for land development can not exceed 75% loan-to-value. The maximum term of the Company's commercial real estate loans cannot exceed 30 years. Generally, terms for commercial real estate loans are not longer than 10 years, and are based on an amortization schedule of up to thirty years. At December 31, 2005, fixed rate commercial real estate loans totaled $16.8 million, while adjustable rate commercial real estate loans totaled $16.4 million.

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

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2005, the Company's agricultural loans amounted to $20.9 million or 13.0% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in east-central Illinois and western Indiana. The Company's adjustable rate agricultural real estate loans have interest rates which generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 or 30 years. A portion of these agricultural real estate loans also include a balloon payment after 10 years. Fixed rate agricultural real estate loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

Many agricultural real estate loans to farmers have been underwritten by agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. By way of example, assume that the Company originates a conforming $100,000 agricultural loan, secures a 90% guarantee from Farmers Home Loan Administration, and subsequently sells $90,000 of the loan in the secondary market with servicing retained. Assume that the borrower defaults on the loan, and the value of the property is $50,000. The Company would purchase the $90,000 portion from the investor, foreclose on the loan, and sell the property for $50,000. This would result in an initial loss to the Company of $50,000. However, as a result of the government guarantee, the Company would be reimbursed $45,000, representing 90% of its loss of $50,000. The Company's out of pocket loss in this example would be $5,000. Likewise, if the Company holds the example loan which carries the 90% guarantee in its own portfolio, the loss to the Company would also be limited to $5,000, after filing the claim with Farmers Home Loan Administration. If the Company originates an agricultural loan which qualifies for the agency guarantee, it may originate the loan with a loan-to-value of 90% of the lesser of the appraised value or purchase price of the property. At December 31, 2005, the guaranteed amount of $8.1 million on farmland loans of $9.0 million were owned by various investors. Additionally, farmland loans of $5.2 million are included in the Company's agricultural real estate portfolio, of which $4.6 million are guaranteed by the Farmers Home Loan Administration.

COMMERCIAL AND INDUSTRIAL LOANS. At December 31, 2005, the Company's commercial and industrial loans amounted to $7.9 million or 4.9% of the Company's loan portfolio. Types of commercial loans in the portfolio at December 31, 2005 include short-term working capital loans and term loans for capital purchases, secured by inventory, accounts receivable, fixtures, or equipment. The Company's commercial and industrial loans generally have a term of up to six years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial and industrial loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interests in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2005, the Company's agricultural production finance loans amounted to $15.4 million or 9.6% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years, although loans secured by farm equipment may extend to seven years or longer. The maximum term for equipment secured loans will be tied directly to the useful life of the underlying collateral but cannot exceed 15 years. The interest rate is increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management's review of the borrower's business plan, prior performance, marketability of crops, and current market prices. The Company requires a minimum current ratio of 1.1. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farmland.

The Company's agricultural production finance loans may be originated under terms, conditions and documentation which allow them to qualify for a guarantee by the Farmers Home Loan Administration, and/or to be sold to a variety of investors in the secondary market. These qualifying loans also carry a government guarantee of up to 90% of any loss.

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2005, $26.4 million or 16.5% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to six years for new vehicles or used vehicles (model year 2003 and newer) and up to five years for older used vehicles. Vehicle loans amounted to $21.3 million or 13.3% of the total loan portfolio at December 31, 2005. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2005, the Company's consumer finance loans amounted to $872,000 or 0.6% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $708,000 or 0.4% of the Company's total loan portfolio at December 31, 2005. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans and other loans. These loans amounted to $3.5 million or 2.2% of the total loan portfolio at December 31, 2005.

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

REAL ESTATE CONSTRUCTION LOANS. At December 31, 2005, the Company had approximately $2.4 million or 1.5% of total loans in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Frequently, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2005, the Company had $695,000 in multi-family residential mortgage loans which amounted to 0.4% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $1.7 million or 1.1% of the total loan portfolio at December 31, 2005. The majority of this balance represents a participation interest in an industrial revenue bond for a local hospital.

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

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2005, the Company was servicing $92.0 million of loans for others. Of this amount, $82.6 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $9.4 million.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. After a loan is delinquent for 90 days or more, an interest reserve is established against which previously accrued but unpaid interest is deducted from interest income. If the borrower makes subsequent payments on the loan, they are applied to interest and principal, and the interest reserve is reduced by the amount of the interest payment. The Company periodically reviews all loans delinquent 90 days or more, and places those loans which are not likely to be collected on non-accrual status. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income, and subsequent payments received are applied only against the principal balance.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $267,000 of real estate owned and other assets at December 31, 2005. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2005, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                      December 31, 2005
                                  ---------------------------------------------------------
                                      30-59 Days          60-89 Days       90 or More Days
                                       Overdue             Overdue             Overdue
                                  -----------------   -----------------   -----------------
                                            Percent             Percent             Percent
                                           of Total            of Total            of Total
                                  Amount     Loans    Amount     Loans    Amount     Loans
                                  ------   --------   ------   --------   ------   --------
                                                        (In Thousands)
Real estate loans:
   One-to-four family             $  753     0.47%     $308      0.19%    $  306     0.19%
   Commercial                        152     0.10%      343      0.21%       510     0.32%
   Construction                       --       --        --        --         --       --
   Agricultural loans                 70     0.04%       --        --         64     0.04%
Commercial and industrial            702     0.44%       19      0.02%       421     0.26%
Agricultural production finance      441     0.28%        1      0.00%        --       --
Consumer loans:                       --                                               --
   Vehicle                           199     0.12%       27      0.02%        94     0.06%
   Consumer finance                   30     0.02%        3      0.00%         1     0.00%
   Other                              68     0.04%       16      0.01%        23     0.02%
                                  ------     ----      ----      ----     ------     ----
   Total loans                    $2,415     1.51%     $717      0.45%    $1,419     0.89%
                                  ======     ====      ====      ====     ======     ====

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.

                                                         At December 31,
                                                    ------------------------
                                                     2005     2004     2003
                                                    ------   ------   ------
                                                     (Dollars in Thousands)
NON-PERFOMING LOANS:
90 Days Delinquent and Non-accrual loans:
   Real estate loans:
      One-to-four family                            $  306   $  202   $  567
      Commercial                                       510       --      302
      Construction                                      --      108      113
      Agricultural loans                                64       --       --
   Commercial and industrial                           421       --       --
   Agricultural production finance                      --       19       32
   Consumer loans:
      Vehicle                                           94       97       89
      Consumer finance                                   1       14       15
      Other                                             23        3        8
Troubled debt restructurings                            94    1,128    1,403
                                                    ------   ------   ------
      Total non-performing loans                     1,513    1,571    2,529
                                                    ------   ------   ------
Real estate owned (1)                                  267      190       96
                                                    ------   ------   ------
   Total nonperforming assets (2)                   $1,780   $1,761   $2,625
                                                    ======   ======   ======

Total nonperforming loans as a percentage
   of  total loans                                    0.95%    1.31%    2.35%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets     0.65%    0.76%    1.16%

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

The Company's total classified loans, which include impaired loans, at December 31, 2005 amounted to $13.9 million, $5.8 million of which was classified as substandard, $372,000 of which was classified doubtful, $86,000 of which was classified loss, and $7.7 million which was classified as special mention or potential problem loans. Classified loans at December 31, 2004 were $13.0 million, $5.8 million of which was classified substandard, $141,000 of which was classified doubtful, $155,000 of which was classified loss, and $7.0 million which was classified special mention or potential problem loans. Of the $13.9 million classified assets at December 31, 2005, $1.4 million were nonperforming loans as of December 31, 2005. The remaining $12.5 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

The Company had specific reserves totaling $1.5 million on classified loans as of December 31, 2005. Included in the classified loans of $13.9 million were agricultural production finance loans totaling $4.0 million, commercial loans of $1.6 million, farmland loans of $2.1 million, nonresidential real estate loans of $3.6 million, one-to-four family real estate loans of $2.1 million, and consumer loans of $421,000. Of the $4.0 million in classified agricultural production loans, $2.0 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $1.8 million. Also included in classified loans were farmland loans of $1.1 million which had guarantees by the Farmers Home Administration in the amount of $1.0 million.

RESERVE POLICY AND METHODOLOGY. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries. In calculating the allowance for credit losses, the Company segments the loan portfolio into two groups, loans evaluated individually and loans evaluated collectively. The methodology for assessing the appropriateness of the allowance account consists of a formula allowance for loans evaluated collectively and specific allowances for loans evaluated individually.

The specific allowances are calculated by applying loss factor percentages to outstanding loans included in the classification of assets, based on the classification category of each loan. Changes in risk grades of these loans affect the amount of the specific allowance. Loss factors for the formula allowance are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The adjustments to the historical loss experience are based on an evaluation of national and local economic trends, trends in delinquencies and chargeoffs, trends in volume and terms of loans, changes in underwriting standards, and industry conditions.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2005 and 2004, the allowance for loan losses was 1.67% and 1.92%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                             December 31,
                                  ------------------------------------------------------------------
                                          2005                   2004                   2003
                                  --------------------   --------------------   --------------------
                                            Percent of             Percent of             Percent of
                                             Loans in               Loans in               Loans in
                                               Each                   Each                   Each
                                           Category to            Category to            Category to
                                  Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                  ------   -----------   ------   -----------   ------   -----------
Allocated:
Real estate loans:
   One-to-four family             $  318      32.29%     $  224      31.15%     $  154      33.38%
   Multi-family                        2       0.43%          2       0.59%          2       0.24%
   Commercial                        866      20.71%        745      14.02%        349       9.25%
   Construction                       60       1.51%         56       1.26%         60       2.08%
   Agricultural loans                 84      13.03%         52      14.04%         91      12.71%
Commercial and industrial            466       4.91%        376       5.32%        351       5.87%
Agricultural production finance      330       9.62%        320      11.28%        503      11.29%
Consumer loans:
   Vehicle                           420      13.27%        414      17.25%        506      19.23%
   Consumer finance                   42       0.54%         36       0.66%         41       0.75%
   Share                              --       0.44%         --       0.39%         --       0.49%
   Other                              55       2.20%         56       2.57%         68       2.90%
Other loans                           19       1.05%         19       1.47%         --       1.81%
                                  ------     ------      ------     ------      ------     ------
                                  $2,662     100.00%     $2,300     100.00%     $2,125     100.00%
                                  ======     ======      ======     ======      ======     ======

The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                               Year Ended December 31,
                                           ------------------------------
                                             2005       2004       2003
                                           --------   --------   --------
Total loans outstanding                    $159,547   $119,748   $108,535
Average loans outstanding, net              131,405    111,445    105,773
Balance at beginning of period                2,300      2,125      1,963
CHARGE-OFFS:
Real estate loans:
   One-to-four family                            72         78        118
   Multi-family                                  --         --         --
   Commercial                                    91         67         --
   Construction                                  --         --         --
   Agricultural loans                            --         --         --
Commercial and industrial                        --         75         35
Agricultural production finance                  --         14        234
Consumer loans:
   Vehicle                                      206        156        214
   Consumer finance                              20         34         10
   Share                                         --         --         --
   Other                                         50         14         48
                                           --------   --------   --------
      Total charge-offs                         439        438        659
                                           --------   --------   --------
RECOVERIES:
Real estate loans:
   One-to-four family                             1          8         --
   Multi-family                                  --         --         --
   Commercial                                    12          1         --
   Construction                                  --         --         --
   Agricultural loans                             7         --         --
Commercial and industrial                        --          3          5
Agricultural production finance                   2         --         11
Consumer loans:
   Vehicle                                       48         52         47
   Consumer finance                              11         23         23
   Share                                         --         --         --
   Other                                         10         11          7
                                           --------   --------   --------
      Total recoveries                           91         98         93
                                           --------   --------   --------
Net charge-offs                                (348)      (340)      (566)
Provision for loan losses                       510        515        728
Acquired through business combination           200         --         --
                                           --------   --------   --------
Balance at end of period                   $  2,662   $  2,300   $  2,125
                                           ========   ========   ========
Allowance for loan losses as a
   percent of total loans outstanding          1.67%      1.92%      1.96%
                                           ========   ========   ========
Allowance for loan losses as a
   percent of total non-performing loans     175.94%    146.40%     84.03%
                                           ========   ========   ========
Ratio of net charge-offs to
   average loans outstanding                   0.26%      0.31%      0.54%
                                           ========   ========   ========

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

                                                       December 31,
                             ---------------------------------------------------------------
                                     2005                  2004                  2003
                             -------------------   -------------------   -------------------
                             Amortized     Fair    Amortized     Fair    Amortized     Fair
                                Cost      Value       Cost      Value       Cost      Value
                             ---------   -------   ---------   -------   ---------   -------
                                                      (In Thousands)
AVAILABLE FOR SALE:
U.S. Treasuries               $ 3,820    $ 3,527    $ 3,838    $ 3,920    $ 3,803    $ 3,792
Federal agencies                8,483      8,375      7,000      6,949      7,504      7,517
State and municipal            13,181     13,252     10,540     10,876      9,489      9,904
Mortgage-backed securities     51,138     50,369     60,625     60,800     70,759     70,814
Equity securities                 903        901      1,252      1,399      1,599      1,715
                              -------    -------    -------    -------    -------    -------
Total                         $77,525    $76,424    $83,255    $83,944    $93,154    $93,742
                              =======    =======    =======    =======    =======    =======
HELD TO MATURITY:
Mortgage-backed securities    $ 3,437    $ 3,384    $ 4,778    $ 4,831    $    --    $    --
                              -------    -------    -------    -------    -------    -------
Total                         $ 3,437    $ 3,384    $ 4,778    $ 4,831    $    --    $    --
                              =======    =======    =======    =======    =======    =======

The following table sets forth the amount of the Company's available-for-sale debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2005.

                                           Weighted             Weighted             Weighted             Weighted
                                 Under 1    Average     1-5      Average     5-10     Average   Over 10    Average
                                   Year      Yield     Years      Yield     Years      Yield     Years      Yield     Total
                                 -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                        (In Thousands)
Available-for-sale securities
U.S. Treasuries                  $     0              $ 3,527     3.92%    $     0               $    0              $ 3,527
Federal agencies                   1,489     2.35%      5,907     3.09%        979     4.00%          0                8,375
State and municipal                  130     4.06%      2,407     3.37%      8,276     3.64%      2,439     4.46%     13,252
Mortgage-backed securities (1)    13,096     4.31%     30,077     4.24%      7,121     4.24%         75     3.49%     50,369
                                 -------              -------              -------               ------              -------
Total                            $14,715              $41,918              $16,376               $2,514              $75,523
                                 =======              =======              =======               ======              =======

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current interest rate environment. The assumption rates vary by the individual security.

The mortgage-backed securities include $25.6 million in adjustable rate securities which typically have longer stated final maturities, but will have rate adjustments within the next four years. The fixed rate mortgage-backed securities have relatively short projected remaining lives, generally less than fifteen years.

The following table sets forth the amount of the Company's held-to-maturity debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005. The amounts reflect the amortized cost of the Company's debt securities at December 31, 2005.

                                           Weighted            Weighted             Weighted             Weighted
                                 Under 1    Average     1-5     Average     5-10     Average   Over 10    Average
                                   Year      Yield     Years     Yield     Years      Yield     Years      Yield     Total
                                 -------   --------   ------   --------   -------   --------   -------   --------   ------
                                                                       (In Thousands)
Held-to-maturity securities
Mortgage-backed securities (1)     $378      4.50%    $1,695     4.50%     $1,311     4.50%      $--                $3,384
                                   ----               ------               ------                ---                ------
Total                              $378               $1,695               $1,311                $--                $3,384
                                   ====               ======               ======                ===                ======

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

The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Company to re-invest at current rates. This is beneficial in a rising interest rate environment. During 2005, proceeds generated from repayments and maturities of available-for-sale and held-to-maturity securities totaled $25.0 million compared to $34.7 million in 2004. Of the $25.0 million, repayments on mortgage-backed securities amounted to $20.7 million. Net amortization of premiums and discounts on securities decreased to $67,000 in 2005 compared to $190,000 in 2004, as prepayments slowed in response to the rising interest rates of 2005.

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

The Company's investment in mortgage-backed securities resulted in higher yields than were generally available from other securities of comparable credit risk. At the same time yields were only marginally less than those generally available on comparable real estate mortgages, without the inherent credit risk.

Sources of Funds

GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds and other sources and on a longer-term basis for general business purposes. For a discussion of commitments and credit risk, see note 25 to the consolidated financial statements.

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

The following table shows the distribution of and certain other information relating to the Company's average deposits for the years 2005 and 2004 by the type of deposits indicated.

                                           December 31, 2005                December 31, 2004
                                    ------------------------------   ------------------------------
                                                Percent                          Percent
                                               of Total   Weighted              of Total   Weighted
                                     Average    Average    Average    Average    Average    Average
                                     Balance   Deposits     Rate      Balance   Deposits     Rate
                                    --------   --------   --------   --------   --------   --------
                                                         (dollars in thousands)
Money market deposits               $ 15,841      9.41%     1.99%    $  9,818      6.18%     1.32%
Savings deposits                      12,225      7.26%     0.85%      11,989      7.55%     0.96%
NOW and other demand deposits         36,990     21.97%     1.05%      47,268     29.76%     1.11%
Non-interest bearing deposits         17,357     10.31%     0.00%      15,104      9.51%     0.00%
                                    --------     -----      ----     --------     -----      ----
      Total                           82,413     48.95%     0.98%      84,179     53.00%     0.91%

Certificate accounts
   Three months or less                  356      0.21%     1.45%         387      0.24%     1.09%
   Over three through six months       3,926      2.33%     2.73%       2,020      1.27%     1.17%
   Over six through twelve months     29,696     17.64%     2.69%      26,699     16.81%     1.84%
   Over one to three years            26,698     15.86%     2.59%      19,298     12.15%     2.41%
   Over three to five years           12,828      7.62%     4.33%      14,082      8.87%     4.33%
   Over five years                    12,435      7.39%     4.35%      12,170      7.66%     4.35%
                                    --------    ------      ----     --------    ------      ----
      Total certificates              85,939     51.05%     3.14%      74,656     47.00%     2.84%

      Total average deposits        $168,352    100.00%     2.08%    $158,835    100.00%     1.82%
                                    ========    ======      ====     ========    ======      ====

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2005.

                                   Maturity Date
                ---------------------------------------------------
                One Year   Over 1-2   Over 2-3    Over 3
                 or Less     Years      Years     Years      Total
                --------   --------   --------   -------   --------
                               (dollars in thousands)
Interest Rate
0.00% - 1.99%    $ 8,112    $    14    $   --    $    --   $  8,126
2.00% - 3.99%     30,375      8,774     4,537      6,231     49,917
4.00% - 5.99%     27,062     10,741     4,221      5,946     47,970
6.00% - 7.99%         87          4        --         --         91
                 -------    -------    ------    -------   --------
                 $65,636    $19,533    $8,758    $12,177   $106,104
                 =======    =======    ======    =======   ========

As of December 31, 2005, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $27.0 million. The following table presents the maturity of these time certificates of deposits at December 31, 2005.

                                  December 31, 2005
                                  -----------------
                                    (In thousands)
3 months or less                       $ 3,709
Over 3 months through 6 months           3,264
Over 6 months thruogh 12 months          8,855
Over 12 months                          11,147
                                       -------
  Total                                $26,975
                                       =======

RETURN ON EQUITY AND ASSETS

                                              2005    2004    2003
                                             -----   -----   -----
Return on assets (net income divided by
   average total assets)                      0.52%   0.54%   0.90%
Return on equity (net income divided by
   average equity)                            4.66%   4.58%   7.38%
Dividend payout ratio (dividends per share
   divided by net income per share (1)       42.86%  42.59%  20.59%
Equity to assets ratio (average equity
   divided by average total assets)          11.08%  11.84%  12.19%

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

At December 31, 2005, the Company had $43.2 million of FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Some of the advances are "rate-locked" for a determined time period, between one and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $36.2 million in fixed term advances, $20.5 million has passed the "rate-lock" period, but is still a fixed rate advance. The remaining $15.7 million advances are fixed term advances. An open-end, variable rate line of credit with the FHLB had a $7.0 million balance at December 31, 2005. The open-end line of credit is subject to daily interest rate adjustments, and generally is used for short-term funding needs.

The following schedule presents FHLB advances at December 31, 2005 by maturity date:

                      Interest   Fixed or      Maturity       First Convertible       Amount
  Date of Advance       Rate     Variable        Date               Date          (in thousands)
  ---------------     --------   --------   ---------------   -----------------   --------------
Open line of credit     4.41%    Variable   January, 2006                               7,000
February, 2003          2.62%      Fixed    February, 2006                              8,000
October, 2003           2.78%      Fixed    October, 2006                                 400
February, 1998          5.05%      Fixed    February, 2008      February, 2001        $ 1,500
February, 1998          5.32%      Fixed    February, 2008      February, 2003          1,500
March, 2003             3.35%      Fixed    March, 2008                                 2,000
October, 2003           3.61%      Fixed    October, 2008                                 300
January, 2001           4.80%      Fixed    January, 2011       January, 2003           7,500
February, 2001          4.86%      Fixed    February, 2011      February, 2004         10,000
September, 2001         3.12%      Fixed    September, 2011                             5,000
                                                                                      -------
                                                                                      $43,200
                                                                                      =======

The Company also occasionally purchases federal funds to fund short-term cash requirements. At December 31, 2005 federal funds purchased totaled $2.5 million.

Capital securities of $6.0 million were issued June 15, 2005, by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate. Interest payments are made quarterly beginning in September, 2005.

Market Area

The Company is headquartered in Paris, Illinois, with regular branches in Marshall, and Savoy, Illinois, and the addition of a branch in Rantoul, Illinois as a result of the acquisition of Rantoul First Bank in October, 2005. The Company's primary retail market area encompasses all of adjoining Clark and Edgar Counties, where the home office and the Marshall office are located, as well as Champaign County where the branches of Savoy and Rantoul are located, and Vermilion County which is adjacent to both Edgar and Champaign Counties. In August, 2004, the Company relocated the Savoy operation to a permanent facility in a retail area in Savoy. The Company's primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole. Champaign County is located in central Illinois and includes the urban markets of Champaign and Urbana, as well as the University of Illinois, which is the area's largest employer. The workforce in this area is primarily employed in professional, managerial, and sales positions. Vermilion County is located immediately north of Edgar County, and to the east of Champaign County.

Both Clark and Edgar Counties have similar economic characteristics with population levels of less than 20,000 in each county in 1990 and 2000. Overall, the demographic characteristics of Clark and Edgar Counties are weaker than Illinois or the U.S. with regard to income levels, housing values and growth trends. In contrast, the Savoy area in southern Champaign County has experienced an above-average population growth, with strong new-housing construction, and above-average home values. Rantoul is located 15 miles north of Champaign-Urbana in the northern portion of Champaign County, and while the immediate local economy has not experienced significant economic growth, Rantoul is affected by the economy of Champaign-Urbana. The median household income for Rantoul in the year 2000 is $36,904 compared to the median income of Savoy of $48,500 for the year 2000. The median house value for Rantoul for the year 2000 is $74,200 compared to the median house value for Savoy for the year 2000 of $147,100. Vermilion County has a median income of $34,071 and a median house value of $56,000 for the year 2000. The workforce in this county is primarily employed in manufacturing and education, health and social services positions. The largest employers in the area include a distributing company for Wal-Mart and Sam's Clubs, several manufacturing companies, and a railroad freight car repair company.

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

Personnel

As of December 31, 2005, the Company, including the Bank and the Company's subsidiary, ECS Service Corporation, doing business as Edgar County Title, had 93 full-time and 16 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2005, the Company had three subsidiaries, the Bank, ECS Service Corporation, and First Charter Service Corporation. While the Bank's subsidiary, Community Finance Center, Incorporated was dissolved as a corporation in May, 2005, Community Finance continues to provide retail consumer loans as a division of the bank. In 2005, the Company also formed FBTC Statutory Trust I ("Trust"), which is an unconsolidated wholly owned subsidiary formed to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company also acquired the subsidiary, Rantoul First Financial, as a part of the acquisition of Rantoul First Bank in October, 2005. Rantoul First Financial provided investment and brokerage services to Rantoul First Bank, and plans are to dissolve this entity in 2006.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $60,000 and $44,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

First Charter Service Corporation is an Illinois chartered corporation which formerly provided retail sales of uninsured investment products to the Company's customers. Investment and brokerage services are now provided by First Advisors Financial Group, and First Charter is currently in an inactive status. First Charter generated a net loss of $488 and $7,000 for the years ended December 31, 2005 and 2004, respectively.

Rantoul First Financial, acquired with the purchase of Rantoul First Bank in October, 2005, generated net income of $8,000 for the year ended December 31, 2005. As previously stated, the corporation Rantoul First Financial will be dissolved in 2006.

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

SARBANES-OXLEY ACT OF 2002. In 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Regulation - First Bank & Trust
- Capital Requirements." The Company's Tier I and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements. Refer to Company capital amounts and ratios in Footnote 14 of the consolidated financial statements for the Company's capital ratios. However, the Federal Reserve Board recently amended its Small Bank Holding Company Policy Statement to provide that bank holding companies with consolidated assets of $500 million or less are subject to such policy. Under the Small Bank Holding Company Policy Statement, among other things, capital adequacy requirements apply only to insured depository subsidiaries of small bank holding companies with consolidated assets of less than $500 million and capital adequacy is not measured on a consolidated basis or bank holding company only basis.

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

FIRST BANK & TRUST

GENERAL. First Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the Savings Association Insurance Fund of the FDIC. As a Savings Association Insurance Fund insured, Illinois-chartered savings bank, the Bank is subject to examination, supervision, reporting and enforcement requirements of the Division of Banking of the Illinois Department of Financial and Professional Regulation, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Illinois Division of Banking and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Illinois Division of Banking and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

The Illinois Division of Banking and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as First Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

The Illinois Division of Banking has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Division of Banking. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Division of Banking. The Illinois Division of Banking also assesses fees for examinations conducted by the Illinois Division of Banking's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2005, First Bank paid approximately $34,500 in supervisory fees and $21,500 in examination fees.

INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. However, under the recently adopted Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), the Savings Association Insurance Fund will be merged with the Bank Insurance Fund during 2006. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks.

Currently Savings Association Insurance Fund insured institutions pay premiums based on a matrix of nine assessment risk classifications, with rates currently ranging from .00% for well capitalized healthy institutions, to .27% for undercapitalized institutions with substantial supervisory concerns. Pursuant to the FDIRA, a new system for assessing insurance premiums based on risk will be adopted.

Assessments for subsequent periods will depend on the timetable for implementation of the FDIRA and the regulations adopted by the FDIC to implement the FDIRA. In addition to a new system for assessing insurance premiums based on risk, a number of other provisions of the FDIRA and the implementing regulations will impact future assessments. The FDIC will have flexibility to determine the level of reserves it will hold. Currently, the FDIC must hold reserves equal to
1.25 percent of insured deposits, but under the FDIRA, the FDIC will be able to set the reserve ratio annually between 1.15 percent and 1.50 percent. In addition, the FDIC will be required to pay dividends awarded on an historical basis to insured depository institutions whenever the reserve ratio exceeds 1.35 percent, although dividends may be suspended or limited if the FDIC determines there is a significant risk to the deposit insurance fund. Insured depository institutions also will receive a one-time credit which can be applied against the payment of future premiums.

Until FDIRA is fully implemented, it is not possible for the Bank to determine how these changes will impact the amount of deposit premiums it will pay in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2005, FICO payments for Savings Association Insurance Fund members approximated 1.43 basis points and the premium paid by the Bank for this period was $21,700.

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

CAPITAL REQUIREMENTS. The Bank is subject to various regulatory capital requirements administered by the FDIC. FDIC regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under FDIC regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating

\
System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

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

Refer to Bank capital amounts and ratios in Footnote 14 of the consolidated financial statements for the Bank's capital ratios.

DIVIDENDS. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The FDIC or the Illinois Division of Banking is authorized to determine under certain circumstances relating to the financial condition of the Bank or the Company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Restrictions on the payment of dividends by the Bank are more fully described below.

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Dividends may be paid by a savings bank out of its net profits. Written approval of the Illinois Division of Banking is required if a savings bank has total capital of less than 6% of total assets and the dividend to be declared in any year exceeds 50% of the savings bank's net profits for the year. The approval of the Commissioner of the Illinois Division of Banking also is required before dividends may be declared that exceed a savings bank's net profits in any year. In 2005, First Bank declared and paid dividends to the Company of $150,000.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the

Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2005, the Bank had $43.2 million of Federal Home Loan Bank advances. See Note 10 to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. In addition, all borrowings from the Chicago Federal Home Loan Bank must be supported by capital stock holdings not less than 5% of borrowings. At December 31, 2005, the Bank had $6.6 million in Federal Home Loan Bank stock, which was in compliance with these requirements.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on the Bank's stock was 4.32% in 2005 and 6.03% in 2004.

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

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 2004, the Community Reinvestment Act rating of the Bank was satisfactory.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2005, no reserves were required to be maintained on the first $7.8 million of net transaction accounts, reserves of 3% were required to be maintained against the next $40.5 million and reserves of 10% were required to be maintained on net transaction accounts in excess of $48.3 million. The Company applied for and received permission from the Federal Reserve to employ a deposit reclassification process whereby a portion of our transaction accounts can be classified as savings deposits, which are not subject to Reserve

Requirements. As a result of this reclassification, at December 31, 2005 total reserves required to be maintained by the Federal Reserve Board were only $72,000. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

RECENT ACCOUNTING PRONOUNCEMENTS.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, that sets accounting requirements for "share-based" compensation to employees. This statement will require the Company to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective on January 1, 2006. The unvested stock options that are outstanding on the effective date of SFAS No. 123R that were previously included as part of the net income in Note 1 of the Company's financial statements will be charged to expense over the remaining vesting period, without any changes in measurement. The Company will adopt this Standard under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the unvested awards at the adoption date. The adoption of SFAS No. 123R will not have an impact on the Company's results of operations, financial position or cash flows as all stock options were vested as of December 31, 2005.

The FASB issued an FSP on December 15, 2005, "SOP 94-6-1 -- Terms of Loan Products That May Give Rise to a Concentration of Credit Risk" which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB's intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. We have evaluated the impact of this FSP and have concluded that our disclosures are consistent with the objectives of the FSP.

Item 1A. Risk Factors

Information relating to Risk Factors is included in the Registrant's 2005 Annual Report to Stockholders attached hereto as Exhibit 13 ("2005 Annual Report to Stockholders") on pages 38 through 43 under the caption "Risk Factors", and is incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information relating to the Bank's offices at December 31, 2005.

                                                    Net Book Value of
                                                       Property and
                                          Lease         Leasehold
                            Owned or   Expiration    Improvements at      Deposits as of
         Location            Leased       Date      December 31, 2005   December 31, 2005
         --------           --------   ----------   -----------------   -----------------
101 South Central Avenue    Owned          --              $388              $    --
Paris Illinois 61944

206 South Central Avenue    Leased      8/31/2006            --               85,156
Paris, Illinois 61944

610 North Michigan Avenue   Owned          --               668               61,581
Marshall, Illinois 62441

1251 Woodfield Drive        Leased      8/31/2009           317               20,217
Savoy, Illinois 61874

1500 East Grove Avenue      Owned                         1,290               27,021
Rantoul Illinois 61866

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2005 Annual Report to Stockholders attached hereto as Exhibit 13 ("2005 Annual Report to Stockholders") on page 89 and is incorporated herein by reference.

The Company's Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.24 per share. However, the rate of such dividends and the continued payment thereof will depend upon a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends or stock dividends may be paid in addition to, or in lieu of, regular cash dividends.

Dividends from us depend upon the receipt of dividends from the Bank, because the Company has no material source of income other than dividends from the Bank, and interest payments with respect to our loan to our ESOP. See "Item 1. Description of Business. Regulation-First Bank & Trust-Dividends."

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

(b) Not Applicable.

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended December 31, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                    (d) Maximum
                                              (c) Total Number       Number of
                                                  of Shares       Shares that May
                                                Purchased as          Yet Be
             (a) Total Number   (b) Average   Part of Publicly   Purchased Under
                 of Shares       Price Paid   Announced Plans        the Plans
  Period         Purchased        per Share      or Programs        or Programs
  ------     ----------------   -----------   ----------------   ----------------
10/1/2005
    to
10/31/2005            --              --               --             21,250

11/1/2005
    to
11/30/2005            --              --               --             21,250

12/1/2005
    to
12/31/2005         8,000           $12.20           8,000             13,250
                   -----           ------           -----
  Total            8,000           $12.20           8,000
                   =====           ======           =====

(1) The Company's board of directors approved the repurchase by us of 124,850 shares over the one year period ending April 18, 2006.

Item 6. Selected Financial Data

The above captioned information appears under the caption "Selected Financial Data" in the 2005 Annual Report to Stockholders on page 3 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2005 Annual Report to Stockholders on pages 4 to 38 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the year ended December 31, 2005.

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

The Company's key interest rate risk management tactics consist primarily of:
(i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial and consumer loans for the in-house portfolio, although this is dependent largely on the market for such loans; (iii) selling longer-term fixed-rate one-to-four family mortgage loans in the secondary market; and (iv) investing primarily in U.S. government agency instruments and mortgage-backed securities. The above captioned information appears under the caption "Management's Discussion and Analysis--Management of Interest Rate Risk" in the 2005 Annual Report to Stockholders on pages 34 to 38 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheets of First BancTrust Corporation as of December 31, 2005, and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, together with the report of BKD, LLP appears in the 2005 Annual Report to Stockholders on pages 44 to 88 and is incorporated herein by reference. The Supplementary Data required by Item 8 is incorporated by reference from Note 28 to the financial statements contained in the Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

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

Item 9B. Other Information

     Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2006 ("Proxy Statement"), filed on March 17, 2006 with the Securities and Exchange Commission, under the captions "The Audit Committee" and "Audit Committee Financial Expert" on page 8, "Code of Ethics" on page 10, "Election of Directors" on page 11, and "Compliance With Section 16" on page 26. Information on our Executive Officers appears under the caption "Backgrounds of Our Other Executive Officers" on page 16 of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement under the captions "Executive Compensation", "Directors' Compensation", "Other Compensation Arrangements," and "Compensation Committee Interlocks and Insider Participation." The information appearing under the captions "Performance Graph" and "Executive Compensation Committee Report" are furnished but shall not be deemed "filed" or incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except as specifically set forth therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

                                Number of securities to be                           Number of securities remaining
                                  issued upon exercise of      Weighted-average       available for future issuance
                                   outstanding options,        exercise price of     under equity compensation plans
                                         warrants            outstanding options,   (excluding securities reflected
                                        and rights            warrants and rights         in the first column)
                                --------------------------   --------------------   --------------------------------
Equity compensation plans
approved by security holders              304,174                    $9.87                      2,094(1)

Equity compensation plans not
approved by security holders                   --                       --                         --
                                          -------                    -----                      -----
Total                                     304,174                    $9.87                      2,094(1)
                                          =======                    =====                      =====

(1) As of December 31, 2005, 119,576 shares of restricted stock had been granted, which are excluded from the total.

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Transactions With Certain Related Persons."

Item 14. Principal Accountant Fees and Services

The information relating to principal accountant fees and services is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Item 2. Ratification of Auditors."

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as a part of this report:

          (1) Financial Statements

          Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2005 Annual Report to Stockholders.

          Independent Accountants' Report                       44

          Consolidated Balance Sheets as of
          December 31, 2005 and 2004                            45-46

          Consolidated Statements of Income for the years
          ended December 31, 2005 2004, and 2003                47-48

          Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 2005, 2004, and 2003     49-50

          Consolidated Statements of Cash Flows for the years
          ended December 31, 2005, 2004, and 2003               51-52

          Notes to Consolidated Financial Statements            53-88

          The remaining information appearing in the 2005 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

          (3)(a) Exhibits

          The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

No.                                   Description
---                                   -----------
3.1    Certificate of Incorporation of First BancTrust Corporation*
3.2    Amended and Restated Bylaws of First BancTrust Corporation **
4.0    Form of Stock Certificate of First BancTrust Corporation*
4.1    Trust Preferred Securities Indenture (filed herewith)
10.1   Employment Agreement between First BancTrust Corporation, First Bank &
       Trust, s.b. and Terry J. Howard**(1)
10.2   2002 Stock Option Plan***(1)
10.3   Form of Stock Option Agreement *****
10.3   2002 Recognition and Retention Plan and Trust Agreement***(1)
10.4   First BancTrust Corporation Deferred Compensation Plan **** (1)
10.5   Amendment Number One to First BancTrust Corporation Deferred Compensation
       Plan **** (1)
10.6   Trust Preferred Securities Subscription Agreement (filed herewith)
10.7   Trust Preferred Securities Declaration of Trust (filed herewith)
10.8   Trust Preferred Securities Guarantee Agreement (filed herewith)
13.0   2005 Annual Report to Stockholders (filed herewith)
14.0   Code of Ethics (filed herewith)
21.0   Subsidiary information is incorporated herein by reference to "Part I -
       Subsidiaries"
23.0   Consent of BKD, LLP (filed herewith)
31.1   Certification of Terry J. Howard, required by Rule 13a-14(a).
31.2   Certification of Ellen M. Litteral, required by Rule 13a-14(a).
32.1   Certification of Terry J. Howard, Chief Executive Officer pursuant to
       Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18
       U.S.C. 1350).
32.2   Certification of Ellen M. Litteral, Chief Financial Officer pursuant to
       Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18
       U.S.C. 1350).

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

**** Incorporated herein by reference from the Registrant's Form 10-KSB filed on March 28, 2003.

***** Incorporated herein by reference from the Registrant's Form 10-KSB filed on March 29, 2005.

(1)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First BancTrust Corporation


Date: March 27, 2006                    /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 27, 2006                    /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Date: March 27, 2006                    /s/ John W. Welborn
                                        ----------------------------------------
                                        John W. Welborn, Director
                                        Chairman of the Board of Directors


Date: March 27, 2006                    /s/ Vick N. Bowyer
                                        ----------------------------------------
                                        Vick N. Bowyer, Director


Date: March 27, 2006                    /s/ David W. Dick
                                        ----------------------------------------
                                        David W. Dick, Director

Date: March 27, 2006                    /s/ James D. Motley
                                        ----------------------------------------
                                        James D. Motley, Director


Date: March 27, 2006                    /s/ Joseph R. Schroeder
                                        ----------------------------------------
                                        Joseph R. Schroeder, Director


Date: March 27, 2006                    /s/ Terry T. Hutchison
                                        ----------------------------------------
                                        Terry T. Hutchison, Director


Date: March 27, 2006                    /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral, Chief Financial
                                        Officer and Treasurer (Principal
                                        Accounting and Financial Officer