Form 10-Q
period 2006-03-31
FIRST BANCTRUST CORP
filed 2006-05-15
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED
     FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT.

   [ ] LARGE ACCELERATED FILER [ ] ACCELERATED FILER [X] NON-ACCELERATED FILER

   INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED
              IN RULE 12B-2 OF THE EXCHANGE ACT) YES       NO   X
                                                     -----    -----

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                AS OF MAY 10, 2006 THE REGISTRANT HAD OUTSTANDING
                       2,350,200 SHARES OF COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

                                     Index

                                                                            Page
                                                                            ----
PART I - Financial Information
   Item 1  Financial Statements
           Condensed Consolidated Balance Sheets                              1
           Condensed Consolidated Statements of Income                        2
           Condensed Consolidated Statements of Cash Flows                    3
           Notes to Condensed Consolidated Financial Statements               5
   Item 2  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10
   Item 3  Quantitative and Qualitative Disclosures About
              Market Risk.                                                   19
   Item 4  Controls and Procedures                                           20

PART II - Other Information
   Item 1  Legal Proceedings                                                 20
   Item 1A Risk Factors                                                      21
   Item 2  Unregistered Sales of Equity Securities and
              Use of Proceeds                                                21
   Item 3  Defaults Upon Senior Securities                                   21
   Item 4  Submission of Matters to a Vote of Security
              Holders                                                        21
   Item 5  Other Information                                                 22
   Item 6  Exhibits                                                          22

SIGNATURES                                                                   22

CERTIFICATIONS                                                               23

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                    MARCH 31,
                                                                       2006      DECEMBER 31,
                                                                   (unaudited)       2005
                                                                   -----------   ------------
ASSETS
   Cash and due from banks                                          $  5,125       $  7,338
   Interest-bearing demand deposits                                    2,577          5,109
                                                                    --------       --------
      Cash and cash equivalents                                        7,702         12,447
   Available-for-sale securities                                      73,993         76,424
   Held-to-maturity securities (fair value of $3,226 and $3,384)       3,332          3,437
   Loans held for sale, net of unrealized loss of $7 and $5              415            642
   Loans, net of allowance for loan losses of $2,674 and $2,662)     163,246        156,885
   Premises and equipment                                              9,245          6,386
   Federal Home Loan Bank stock                                        6,608          6,608
   Foreclosed assets held for sale, net                                  187            267
   Interest receivable                                                 2,088          2,416
   Deferred income taxes                                               1,517          1,382
   Loan servicing rights                                                 433            462
   Cash surrender value of life insurance                              4,870          4,825
   Goodwill                                                              541            541
   Core deposit intangibles                                              468            484
   Other assets                                                          479            659
                                                                    --------       --------
      Total assets                                                  $275,124       $273,865
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest bearing deposits                                     $ 21,164       $ 21,529
   Interest bearing deposits                                         170,598        172,446
                                                                    --------       --------
      Total deposits                                                 191,762        193,975
   Federal funds purchased                                             4,000          2,500
   Federal Home Loan Bank advances                                    44,700         43,200
   Junior subordinated debentures                                      6,186          6,186
   Pass through payments received on loans sold                           98             75
   Advances from borrowers for taxes and insurance                       435            189
   Interest payable                                                      263            245
   Other                                                               1,577          1,449
                                                                    --------       --------
      Total liabilities                                              249,021        247,819
                                                                    --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued Common stock, $.01 par value, 5,000,000
      shares authorized; 3,041,750 shares issued; 2,367,450
      shares outstanding                                                  30             30
   Additional paid-in capital                                         14,526         15,015
   Retained earnings                                                  19,147         19,062
   Unearned incentive plan shares - 0 and 71,422 shares                   --           (589)
   Unearned employee stock ownership plan shares -
      91,300 and 98,902 shares                                          (528)          (572)
   Accumulated other comprehensive loss                                 (837)          (665)
   Treasury stock, at cost - 674,300 shares                           (6,235)        (6,235)
                                                                    --------       --------
      Total stockholders' equity                                      26,103         26,046
                                                                    --------       --------
      Total liabilities and stockholders' equity                    $275,124       $273,865
                                                                    ========       ========

See Notes to Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                        2006     2005
---------------------------                                       ------   ------
INTEREST AND DIVIDEND INCOME
   Loans
      Taxable                                                     $2,818   $2,037
      Tax exempt                                                      15       16
   Securities
      Taxable                                                        734      720
      Tax exempt                                                     130      104
   Dividends on Federal Home Loan Bank stock                          50       58
   Deposits with financial institutions and other                     27       24
                                                                  ------   ------
         Total interest and dividend income                        3,774    2,959
                                                                  ------   ------
INTEREST EXPENSE
   Deposits                                                        1,193      731
   Federal Home Loan Bank advances and other debt                    564      389
                                                                  ------   ------
         Total interest expense                                    1,757    1,120
                                                                  ------   ------
NET INTEREST INCOME                                                2,017    1,839
PROVISION FOR LOAN LOSSES                                             45       94
                                                                  ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,972    1,745
                                                                  ------   ------
NONINTEREST INCOME
   Customer service fees                                             229      192
   Other service charges and fees                                    182      182
   Net gains on loan sales                                            57       73
   Net realized gains on sales of available-for-sale securities        0       32
   Net loan servicing fees                                           128      140
   Brokerage fees                                                     21       15
   Abstract and title fees                                            79      104
   Increase in cash surrender value of life insurance                 51       49
   Other                                                              38       23
                                                                  ------   ------
         Total noninterest income                                    785      810
                                                                  ------   ------
NONINTEREST EXPENSE
   Salaries and employee benefits                                  1,328    1,183
   Net occupancy expense                                             145      103
   Equipment expense                                                 237      205
   Data processing fees                                              148      115
   Professional fees                                                 159      111
   Foreclosed assets expense, net                                     19       15
   Marketing expense                                                  61       71
   Printing and office supplies                                       41       44
   Amortization of loan servicing rights                              60      124
   Recovery of impairment of loan servicing rights                     0      (18)
   Other expenses                                                    291      204
                                                                  ------   ------
         Total noninterest expense                                 2,489    2,157
                                                                  ------   ------
INCOME BEFORE INCOME TAX                                             268      398
INCOME TAX EXPENSE                                                    41       95
                                                                  ------   ------
NET INCOME                                                        $  227   $  303
                                                                  ======   ======
BASIC EARNINGS PER SHARE                                          $ 0.10   $ 0.13
                                                                  ======   ======
DILUTED EARNINGS PER SHARE                                        $ 0.10   $ 0.12
                                                                  ======   ======
DIVIDENDS PER SHARE                                               $ 0.06   $ 0.06
                                                                  ======   ======

See Notes to Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                                           2006      2005
---------------------------                                         -------   -------
OPERATING ACTIVITIES
   Net income                                                       $   227   $   303
   Items not requiring (providing) cash
      Depreciation and amortization                                     127        97
      Provision for loan losses                                          45        94
      Loss on foreclosed assets, net                                      9         8
      Amortization of premiums and discounts on securities, net           7        22
      Amortization of loan servicing rights                              60       124
      Recovery for impairment of loan servicing rights                   --       (18)
      Deferred income taxes                                             (26)      (21)
      Amortization of intangible assets                                  16         3
      Net realized gains on available-for-sale securities                --       (32)
      Net gains on loan sales                                           (57)      (73)
      Federal Home Loan Bank stock dividends                             --       (58)
      Compensation expense related to ESOP and incentive plan           143       119
      Loans originated for sale                                      (2,506)   (3,440)
      Proceeds from sales of loans originated for sale                2,759     3,164
      Changes in
         Interest receivable                                            328       430
         Cash surrender value of life insurance                         (45)      (43)
         Other assets                                                   180        46
         Interest payable                                                18        18
         Other liabilities                                              128       132
                                                                    -------   -------
            Net cash provided by operating activities                 1,413       875
                                                                    -------   -------
INVESTING ACTIVITIES
   Purchases of available-for-sale securities                        (1,745)   (3,046)
   Proceeds from maturities of available-for-sale securities          3,888     5,917
   Proceeds from sales of available-for-sale securities                  --       275
   Proceeds from maturities of held-to-maturity securities              106        19
   Net change in loans                                               (6,421)   (1,223)
   Proceeds from sales of foreclosed assets                              86       130
   Purchases of premises and equipment                               (2,957)      (50)
   Capitalized interest                                                 (29)       --
                                                                    -------   -------
            Net cash used in investing activities                    (7,072)    2,022
                                                                    -------   -------

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money market,
      NOW and savings accounts                                      $(2,793)  $   288
   Net increase in certificates of deposit                              580       249
   Net increase (decrease) in short-term borrowings                   1,500    (2,000)
   Proceeds from Federal Home Bank advances                           1,500        --
   Net change in pass through payments received on loans sold            23        86
   Net change in advances from borrowers for taxes and insurance        246       159
   Proceeds from stock options exercised                                 --        22
   Dividends paid                                                      (142)     (150)
                                                                    -------   -------
      Net cash provided by (used in) financing activities               914    (1,346)
                                                                    -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (4,745)    1,551
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         12,447     9,113
                                                                    -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 7,702   $10,664
                                                                    =======   =======
SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid (net of capitalized interest)                      $ 1,739   $ 1,102
   Income taxes paid (net of refunds)                               $   150   $    --
   Real estate and other property acquired in settlement of loans   $    15   $    67

See Notes to Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 - Newly Adopted Accounting Pronouncement

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2005 Annual Report to shareholders. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. During December 2005, the Company accelerated the vesting of 182,504 options on shares of the Company's stock. The exercise price and remaining terms of each of the accelerated options remained the same. As of December 31, 2005, all of the Company's stock options were vested.

In December, 2004, the Financial Accounting Standards board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") which permitted the recognition of compensation expense using the intrinsic value method.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), using the modified prospective application method. Under this method, the Statement applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. Since all of the Company's stock options were vested at December 31, 2005, there is no effect of the financial statements for the three months ended March 31, 2006. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005.

                                          Three Months
                                              Ended
                                         March 31, 2005
                                         --------------
Net income, as reported                      $ 303
Less: Total stock-based employee
   compensation cost determined under
   the fair value based method, net of
   income taxes                                (33)
                                             -----
Pro forma net income                         $ 270
                                             =====
EARNINGS PER SHARE:
   Basic - as reported                       $0.13
   Basic - pro forma                         $0.12
   Diluted - as reported                     $0.12
   Diluted - pro forma                       $0.11

The Company also has a stock option award program or incentive plan which provides for the award and issuance of up to 121,670 shares of the Company's stock to members of the Board of Directors and management. At January 1, 2006, 119,576 shares had been awarded. In 2002, the Company awarded 65,576 shares under the incentive plan which vests ratably over a five-year period, commencing with the date of the award. An additional 54,000 shares were awarded in December 2005 to members of the Board of Directors and management which will vest according to a defined schedule based on meeting defined financial performance goals over the next five-year period. Expense recognized under the incentive plan totaled $50,000 and $27,000 for the three month periods ending March 31, 2006 and 2005.

As a result of implementing the modified prospective application method, the Company reclassified $589,000 and 71,422 unearned incentive plan shares from a contra equity account to additional paid-in capital as of January 1, 2006.

Note 3 - Junior Subordinated Debentures

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

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly beginning in September, 2005.

Note 4 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $94,000 and $92,000 for the three-month periods ended March 31, 2006 and 2005.

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

Note 5 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2006 and 2005. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                              Weighted
                                                              Average    Per Share
                                                    Income     Shares      Amount
                                                    ------   ---------   ---------
FOR THE THREE MONTHS ENDED MARCH 31, 2006:
Basic Earnings Per Share:
   Income available to common stockholders           $227    2,205,681     $0.10

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares               76,025
   Stock Options                                                47,371
                                                     ----    ---------     -----
Diluted Earnings per Share:
   Income available to common stockholders and
      assumed conversions                            $227    2,329,077     $0.10
                                                     ====    =========     =====
FOR THE THREE MONTHS ENDED MARCH 31, 2005:
Basic Earnings Per Share:
   Income available to common stockholders           $303    2,289,236     $0.13

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares               94,091
   Stock Options                                                47,411
                                                     ----    ---------     -----
Diluted Earnings per Share:
   Income available to common stockholders and
      assumed conversions                            $303    2,430,738     $0.12
                                                     ====    =========     =====

Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended March 31, 2006 and 2005 is listed as follows:

                                                    THREE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                            2006    2005
                                                           -----   -----
NET INCOME                                                 $ 227   $ 303
                                                           -----   -----
OTHER COMPREHENSIVE INCOME
   Unrealized appreciation (depreciation) on
      available-for-sale securities                         (172)   (528)
   Less: Reclassification adjustment for realized
      gains included in net income                            --      21
                                                           -----   -----
                                                            (172)   (549)
                                                           -----   -----
COMPREHENSIVE INCOME                                       $  55   $(246)
                                                           =====   =====

Note 7 - Authorized Share Repurchase Program

On April 18, 2005, the Board of Directors authorized the open-market stock repurchase of up to 5%, or 124,850 shares of the Company's outstanding stock over the next one-year period ending April 18, 2006 as, in the opinion of management, market conditions warrant. As of March 31, 2006, the Company had repurchased 111,600 shares, leaving 13,250 shares available to be repurchased under this program. Previously, the Company had completed five other repurchase programs for stock repurchases of 566,900 shares. The Company issued 2,200 shares of treasury stock upon the exercise of stock options in February, 2005, and 2,000 shares of treasury stock upon the exercise of stock options in September, 2005. On April 18, 2006, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company's outstanding shares prior to April 13, 2007. As of May 10, 2006, the Company owned a cumulative total of 691,550 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 - Commitments

The Company is expanding and renovating its Operations Center in Paris, Illinois to house its entire banking operations in Paris, Illinois. As a result of the renovation and expansion, the Company entered into an agreement with a building contractor to design and construct the new facility for an amount not to exceed $5.6 million. The project, scheduled to be completed by the third quarter of 2006, is proceeding on schedule, and is approximately 70% completed. The Company's remaining commitment to complete the project is approximately $1.5 million.

The Company has also entered into an agreement with a building contractor to design and build a branch bank building to be located in Martinsville, Illinois. The cost of the building is not to exceed $213,000. The building is approximately 90% completed and is scheduled to be fully completed and occupied in May, 2006.

The Company has entered into an agreement with Elan Financial Services to transfer the ownership of the credit card portfolio to Elan during the second quarter of 2006. The balance in the credit card portfolio at March 31, 2006 totaled $259,000. Under the terms of the agreement, Elan will assume ownership of the portfolio; however, the Company will repurchase any uncollectible account which is designated as a "Delinquent Account" on the transfer date, for a period of one year. A Delinquent Account is defined as any account which is two or more payments past due on the transfer date, any account which has an outstanding balance of 10% or more over the credit limit, or any account which has filed a bankruptcy petition prior to or within 30 days of the acquisition date.

Note 9 - Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement of accessing the impact, if any, of the adoption of this statement on the financial results.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at March 31, 2006 to its financial condition at December 31, 2005 and the results of operations for the three-month period ending March 31, 2006 to the same period in 2005. In May

2005, the Bank's wholly owned subsidiary, Community Finance Center, Inc., was dissolved as a corporation, and this activity was transferred to operate as a division of the Bank. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $1.2 million or 0.47%, to $275.1 million at March 31, 2006 from $273.9 million at December 31, 2005. The increase in assets was primarily due to an increase in loans, net of allowance for loan losses of $6.4 million and an increase in premises and equipment of $2.9 million, partially offset by decreases in cash and cash equivalents of $4.7 million and available-for-sale securities of $2.4 million. The increase in assets was primarily funded by an increase in borrowings.

The Company's cash and cash equivalents decreased by $4.7 million from $12.4 million at December 31, 2005 to $7.7 million at March 31, 2006, a 38.1% decrease. Cash and due from banks decreased by $2.2 million or 30.2% to $5.1 million at March 31, 2006 from $7.3 million at December 31, 2005. Interest-bearing demand deposits decreased by $2.5 million or 49.6% to $2.6 million at March 31, 2006 compared to $5.1 million at December 31, 2005.

Available-for-sale investment securities amounted to $74.0 million at March 31, 2006 compared to $76.4 million at December 31, 2005, a $2.4 million decrease. The 3.2% decrease primarily resulted from $3.9 million in investment calls and maturities, primarily from payments on mortgage-backed securities, and a $280,000 decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $1.7 million. Held-to-maturity securities decreased by $105,000 from $3.4 million at December 31, 2005 to $3.3 million at March 31, 2006, due to principal payments on mortgage-backed securities. Funds generated by the decreases in investments were used to fund loan growth.

Loans held for sale, net of unrealized loss, decreased by $227,000 from $642,000 at December 31, 2005 to $415,000 at March 31, 2006. Unrealized loss on loans held for sale at March 31, 2006 were $7,000 compared to $5,000 at December 31, 2005. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at March 31, 2006 consisted of four single-family residential loans to be sold to FHLMC and IHDA.

The Company's net loan portfolio increased by $6.3 million to $163.2 million at March 31, 2006 from $156.9 million at December 31, 2005. Gross loans increased by $6.4 million while the allowance for loan losses increased by $12,000. Commercial nonresidential real estate loans increased by $2.0 million with the majority of the loan originations generated in the Savoy area. Loans secured by 1-4 family residences increased by $2.6 million, primarily due to an increase in first mortgages on 1-4 family homes in the Savoy market, and construction loans increased by $441,000, primarily due to new originations. Loans secured by farmland increased by $250,000 and agricultural production loans increased by $282,000.

At March 31, 2006, the allowance for loan losses was $2.7 million or 1.61% of the total loan portfolio compared to the allowance for loan losses at December 31, 2005 of $2.7 million or 1.67% of the total loan portfolio. During the first three months of 2006, the Company charged off $58,000 of loan losses, of which $40,000 were from consumer loan charge-offs. The chargeoffs of $58,000 were partially offset by $24,000 in recoveries from consumer loans, primarily vehicle loans. The net chargeoffs of $34,000 for the first three months of 2006 decreased by $36,000 when compared to net chargeoffs of $70,000 for the first three months of 2005. The Company's nonperforming loans and troubled debt restructurings remained at $1.5 million or 0.89% of total loans at March 31, 2006 compared to $1.5 million or 0.95% as a percentage of total loans at December 31, 2005. The Company's loans delinquent 90 days and over total $858,000, and include $251,000 in 1-4 family residential loans, $421,000 in commercial loans, and $142,000 in consumer loans. The Company's troubled debt restructurings of $625,000 at March 31, 2006 consist primarily of restructured commercial and agricultural loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment have increased by $2.8 million from $6.4 million at December 31, 2005 to $9.2 million at March 31, 2006, primarily due to expenditures related to the major renovation and expansion project of the current Operations Center which will result in an enlarged facility to house the main office of the Bank. Additional progress payments made on the project since December 31, 2005 total $2.2 million, and the project is approximately 70% complete. The Company is also constructing a branch building located in Martinsville, Illinois which is expected to be completed by May, 2006. Disbursements related to this project to date total $191,000.

Net foreclosed assets held for sale, totaling $187,000 at March 31, 2006 decreased $80,000, or 30.0%, compared to $267,000 at December 31, 2005. As of March 31, 2006, the Company had real estate properties totaling $146,000 consisting of approximately a dozen singe-family residential properties and several vacant lots and other repossessed assets of $41,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $328,000 from $2.4 million at December 31, 2005 to $2.1 million at March 31, 2006, a 13.6% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes increased by $135,000 from $1.4 million at December 31, 2005 to $1.5 million at March 31, 2006, primarily as a result of the deferred income tax effect of the change in market valuation of available-for-sale securities from December 31, 2005 to March 31, 2006.

The Company's total deposits amounted to $191.8 million at March 31, 2006 compared to $194.0 million at December 31, 2005, a decrease of $2.2 million. The 1.1% decrease in total deposits was due to a $365,000 decrease in non-interest bearing deposits, and by a $1.8 million decrease in interest bearing deposits. The decrease in interest bearing deposits was a result of a $3.6 million decrease in interest-bearing checking accounts, offset by a $1.2 million increase in savings accounts and a $580,000 increase in certificates of deposits.

Federal funds purchased increased by $1.5 million from a balance of $2.5 million at December 31, 2005 to $4.0 million at March 31, 2006. Federal Home Loan Bank advances increased by $1.5 million from $43.2 million at December 31, 2005 to $44.7 million at March 31, 2006. The total average rate of all advances was 4.68% as of March 31, 2006. The increase in borrowings was used to fund loan growth.

Junior subordinated debentures remained constant at $6.2 million at March 31, 2006 compared to December 31, 2005. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly beginning in September, 2005.

Advances from borrowers for taxes and insurance increased by $246,000 from $189,000 at December 31, 2005 to $435,000 at March 31, 2006. The $246,000
increase is a normal trend, as escrows typically accumulate funds in the first quarter of the year for the payment of real estate taxes later in the year.

Stockholders' equity at March 31, 2006 was $26.1 million compared to $26.0 million at December 31, 2005, a slight increase of $57,000. Retained earnings increased by the amount of net income or $227,000, partially offset by $142,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2005 to March 31, 2006, stockholders' equity increased by $93,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $50,000. Accumulated comprehensive income (loss) decreased by $172,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. The Company reclassified $589,000 or 71,422 unearned incentive plan shares to additional paid-in-capital as of January 1, 2006 in accordance with SFAS No. 123(R). Treasury stock remained constant from December 31, 2005 to March 31, 2006 at $6.2 million.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

Net income for the three months ended March 31, 2006 decreased by $76,000 or 25.1% from $303,000 for the three months ended March 31, 2005 to $227,000 for the three months ended March 31, 2006. The decrease in net income is primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income and decreases in the provision for loan losses and income tax expense.

Net interest income increased $178,000 or 9.7% from $1.8 million for the three months ended March 31, 2005 to $2.0 million for the three months ended March 31, 2006. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $815,000 partially offset by an increase of $637,000 in interest expense. The Company's net interest margin was 3.31% and 3.51% during the three months ended March 31, 2006 and 2005, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 17 basis points from 3.20% for the three months ended March 31, 2005 to 3.03% for the three months ended March 31, 2005. The average rate paid on interest bearing liabilities increased by 71 basis points, while the average rate earned on interest bearing assets increased by 54 basis points. The average balances of interest bearing assets for the three month period ending March 31, 2006 increased by $34.5 million to $244.0 million compared to $209.5 million in average earning assets for the three month period ending March 31, 2005. Interest bearing liabilities increased by $39.7 million from $182.7 million for the three month period ended March 31, 2005 to $222.4 million for the three month period ended March 31, 2006. The increase in interest bearing assets and liabilities was primarily due to the acquisition of Rantoul First Bank in October, 2005.

Total interest and dividend income increased by $815,000 or 27.5% from $3.0 million for the three months ended March 31, 2005 to $3.8 million for the three months ended March 31, 2006. The increase of $815,000 was primarily due to increases in loan interest income and interest and dividend income from securities. The increase of $780,000 in loan interest income was primarily due to a $41.9 million increase in the average loan balance and by an increase in the average loan rate of 15 basis points. Interest and dividend income from securities increased by $40,000 primarily due to an increase of 68 basis points in the average rate, partially offset by a decrease of $8.4 million in the average balance of investments. Interest income from deposits with financial institutions increased by $3,000 primarily due to an increase in average rate of 177 basis points, offset by a decrease of $1.3 million in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $8,000 from the three months ended 2005 to the three months ended March 31, 2006 due to a decrease in average rate of 239 basis points, offset by an increase in the average balance of $2.3 million.

Interest expense increased by $637,000 or 56.9% from $1.1 million for the three months ended March 31, 2005 to $1.8 million for the three months ended March 31, 2006. This increase was primarily due to an increase of $462,000 in interest on deposits, and by a $175,000 increase in interest on Federal Home Loan Bank advances and other debt. The $462,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits, and by an increase in the average balance of interest bearing deposits. The $175,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance as well as an increase in average interest rate.

For the three months ended March 31, 2006 and 2005, the provision for losses on loans was $45,000 and $94,000, respectively. The provision for the three months ended March 31, 2006 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2006, its allowance for loan losses was adequate.

Noninterest income decreased $25,000 or 3.1% from $810,000 for the three months ended March 31, 2005 to $785,000 for the three months ended March 31, 2006. The decrease was primarily a result of decreases in net realized gains on sales of available-for-sale securities and abstract and title fees, partially offset by an increase in customer service fees. Customer service fees increased by $37,000 from $192,000 for the three months ended March 31, 2005 to $229,000 for the three months ended March 31, 2006, primarily due to increased NSF and overdraft fees. There were no net realized gains on sales of available-for-sale securities for the three months ended March 31, 2006 compared to $32,000 in gains generated from the sales of equity securities for the three months ended March 31, 2005. Abstracting and title fees decreased by $25,000 from $104,000 for the three months ended March 31, 2005 to $79,000 for the three months ended March 31, 2006, due to reduced dollar volume of business during the first quarter of 2006.

Total noninterest expenses were $2.5 million for the three months ended March 31, 2006 as compared to $2.2 million for the three months ended March 31, 2005. The primary reasons for the $332,000 increase were increases in salaries and employee benefits, net occupancy expense, equipment expense, data processing expense, professional expenses, and other expenses and a reduced amount of recovery of a previously identified impairment of loan servicing rights, partially offset by a reduction in amortization of loan servicing rights. Salaries and employee benefits increased by $145,000 from $1.18 million for the three months ended March 31, 2005 to $1.33 million for the three months ended March 31, 2006, as a result of an increase in salaries, health insurance expense, and director fees. An $86,000 increase in salaries was primarily a result of the addition of nine full-time and one part-time employees as a result of the purchase of Rantoul First Bank in October, 2005. Health insurance expense increased as a result of a increase in premiums and the addition of the employees from Rantoul.

Net occupancy expense increased by $42,000 from $103,000 for the three months ended March 31, 2005 compared to $145,000 for the three months ended March 31, 2006. This increase can be attributed to additional occupancy expenses associated with the addition of the Rantoul location, as well as additional building rent expense in 2006. In late 2005, the Company completed a property exchange to acquire the adjoining property to the current Operations

Center for the building currently housing the main office of the Bank in Paris, Illinois. This exchange of property provided the area needed for the expansion and renovation to convert the Operations Center into the new main bank office in Paris, Illinois. As part of the agreement, the Company will rent the building currently housing the main office until completion of the construction project in early third quarter of 2006. Equipment expense increased by $32,000 primarily as a result of upgrades in equipment to the Company's ATM network, and increased software usage fees. Data processing fees increased by $33,000 primarily due to increases in the number of accounts and transactions from the Rantoul acquisition.

Professional fees increased by $48,000 from $111,000 for the three months ended March 31, 2005 to $159,000 for the three months ended March 31, 2006, primarily due to increased legal and consulting fees in 2006. Amortization of loan servicing rights decreased by $64,000 from $124,000 for the three months ended March 31, 2005 to $60,000 for the three months ended March 31, 2006, as result of the reduction in loan servicing assets. Other expenses increased by $87,000 from $204,000 for the three months ended March 31, 2005 to $291,000 for the three months ended March 31, 2006. This increase was primarily attributable to an increase in loan origination expenses, increased supervisory fees from the State of Illinois, an increase in postage, and an increase in telephone expense due to the addition of the Rantoul branch.

Income tax expense was $41,000 for the three months ended March 31, 2006 as compared to $95,000 for the three months ended March 31, 2005. The decrease of $54,000 in income tax expense was primarily due to a reduction in income before income taxes of $130,000 from $398,000 for the three months ended March 31, 2005 compared to $268,000 for the three months ended March 31, 2006.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of March 31, 2006 and December 31, 2005, loan servicing rights had carrying values of $433,000 and $462,000, respectively.

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

LIQUIDITY

At March 31, 2006, the Company had outstanding commitments to originate $9.9 million in loans, and $15.2 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of March 31, 2006, the total amount of certificates scheduled to mature in the following 12 months was $68.1 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at March 31, 2006 was $7.7 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At March 31, 2006, the Company had outstanding commitments to originate loans of $9.9 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $4.5 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $10.7 million for commercial lines of credit, $4.5 million for consumer lines of credit, and $853,000 unused line of credit on credit cards. Outstanding commitments for letters of credit at March 31, 2006 totaled $149,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of March 31, 2006, which by their terms have contractual maturity dates subsequent to March 31, 2006:

                        Next 12    13-36    37-60   More than
                         Months   Months   Months   60 Months    Totals
                        -------   ------   ------   ---------   -------
                                     (Dollars in thousands)
UNFUNDED COMMITMENTS:
   Letters of credit    $   130    $ 19     $ --      $   --    $   149
   Lines of credit       11,288     264      432       3,219     15,203
   Credit cards             853      --       --          --        853
                        -------    ----     ----      ------    -------
      Totals            $12,271    $283     $432      $3,219    $16,205
                        =======    ====     ====      ======    =======

The Company has a building commitment of $5.6 million for its building expansion in Paris, Illinois, of which approximately $4.1 million has been expended as of March 31, 2006. The Company also has a building commitment of $213,000 for a branch building being constructed in Martinsville, Illinois. As of March 31, 2006, the building was 90% complete, and disbursements to March 31, 2006 totaled $191,000.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2006:

                                                               REQUIRED FOR       TO BE WELL
                                                ACTUAL       ADEQUATE CAPITAL     CAPITALIZED
                                           ---------------   ----------------   --------------
              MARCH 31, 2006                Amount     %        Amount    %      Amount     %
              --------------               -------   -----     -------   ---    -------   ----
                                                          (Dollars in thousands)
Total capital (to risk-weighted assets)    $32,139   19.13     $13,440   8.0    $16,800   10.0
Tier 1 capital (to risk-weighted assets)    30,032   17.88       6,719   4.0     10,078    6.0
Tier 1 capital (to average assets)          30,032   11.14      10,783   4.0     13,479    5.0

On February 27, 2006, the Federal Reserve Board announced the approval of a final rule that expands the definition of a small bank holding company (BHC) under the Board's Small Bank Holding Company Policy Statement. Under the revised regulatory financial reporting requirements, the Company will now qualify as a small BHC, and as such, will only be required to file parent-only financial data on a semi-annual basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2006 and 2005.

The principal objectives of the Company's interest rate risk management function are: (i) to evaluate the interest rate risk included in certain balance sheet accounts; (ii) to determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements, and performance objectives; (iii) to establish asset concentration guidelines; and
(iv) to manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity terms or repricing dates. The Company's Board of Directors has established an Asset/Liability Committee consisting of directors and senior management officers, which is responsible for reviewing the Company's asset/liability policies and monitoring interest rate risk as such risk relates to its operating strategies. The committee usually meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors. The committee is responsible for reviewing Company activities and strategies, and the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest will have on the Company's portfolio and exposure limits.

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

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2005. Please refer to the Company's Form 10-K for the year ended December 31, 2005 for further discussion of the Company's market and interest risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2006, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I,
Item 1A "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2005. Please refer to that section of the Company's Form 10-K for disclosures regarding risks and uncertainties related to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2006.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (d) Maximum
                                             (c) Total Number      Number of
                                                 of Shares      Shares that May
                                               Purchased as          Yet Be
            (a) Total Number   (b) Average   Part of Publicly   Purchased Under
                of Shares       Price Paid    Announced Plans      the Plans
  Period        Purchased       per Share       or Programs       or Programs
---------   ----------------   -----------   ----------------   ---------------
1/1/2006
   to              --               --              --               13,250
1/31/2006

2/1/2006
   to              --               --              --               13,250
2/28/2006

3/1/2006
   to              --               --              --               13,250
3/31/2006

(1) The board of directors approved the repurchase by the Company of 124,850 shares over the one year period ending April 18, 2006.

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

                                        FIRST BANCTRUST CORPORATION


Date: May 12, 2006                      /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President and Chief Executive Officer


Date: May 12, 2006                      /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral
                                        Treasurer and Chief Financial Officer