Form 10-Q
period 2006-06-30
FIRST BANCTRUST CORP
filed 2006-08-11
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                            101 SOUTH CENTRAL AVENUE
                                 PARIS, ILLINOIS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      61944
                                   (ZIP CODE)

                                  217-465-6381
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                       ----     ----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

   [ ] LARGE ACCELERATED FILER [ ] ACCELERATED FILER [X] NON-ACCELERATED FILER


INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT) YES       NO  X
                                    ----     ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     AS OF AUGUST 10, 2006 THE REGISTRANT HAD OUTSTANDING 2,349,200 SHARES OF COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report


                 Index                                                       Page
PART I - Financial Information

    Item 1       Financial Statements
                 Condensed Consolidated Balance Sheets                         1
                 Condensed Consolidated Statements of Income --
                   Six Months Ended                                            2
                 Condensed Consolidated Statements of Income --
                   Three Months Ended                                          3
                 Condensed Consolidated Statements of Cash Flows               4
                 Notes to Condensed Consolidated Financial Statements          6
    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              13
    Item 3       Quantitative and Qualitative Disclosures About
                   Market Risk.                                               26
    Item 4       Controls and Procedures                                      27

PART II - Other Information

    Item 1       Legal Proceedings                                            27
    Item 1A      Risk Factors                                                 27
    Item 2       Unregistered Sales of Equity Securities and
                   Use of Proceeds                                            27
    Item 3       Defaults Upon Senior Securities                              28
    Item 4       Submission of Matters to a Vote of Security
                   Holders                                                    28
    Item 5       Other Information                                            29
    Item 6       Exhibits                                                     29

SIGNATURES                                                                    29

CERTIFICATIONS                                                                30

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)


                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2006             2005
                                                                               (unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                     $   5,946        $   7,338
     Interest-bearing demand deposits                                                6,868            5,109
                                                                                 ---------        ---------
            Cash and cash equivalents                                               12,814           12,447
     Available-for-sale securities                                                  68,497           76,424
     Held-to-maturity securities (fair value of $2,933 and $3,384)                   3,150            3,437
     Loans held for sale, net of unrealized loss of $9 and $5                        1,128              642
     Loans, net of allowance for loan losses of $2,630 and $2,662                  178,322          156,885
     Premises and equipment                                                         10,376            6,386
     Federal Home Loan Bank stock                                                    4,724            6,608
     Foreclosed assets held for sale, net                                              268              267
     Interest receivable                                                             2,171            2,416
     Deferred income taxes                                                           2,043            1,382
     Loan servicing rights                                                             412              462
     Cash surrender value of life insurance                                          4,914            4,825
     Goodwill                                                                          541              541
     Core deposit intangibles                                                          451              484
     Other assets                                                                      446              659
                                                                                 ---------        ---------

            Total assets                                                         $ 290,257        $ 273,865
                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Noninterest bearing deposits                                                $  22,551        $  21,529
     Interest bearing deposits                                                     189,111          172,446
                                                                                 ---------        ---------
            Total deposits                                                         211,662          193,975
     Federal funds purchased                                                            --            2,500
     Federal Home Loan Bank advances                                                44,200           43,200
     Junior subordinated debentures                                                  6,186            6,186
     Pass through payments received on loans sold                                       50               75
     Advances from borrowers for taxes and insurance                                   523              189
     Interest payable                                                                  444              245
     Other                                                                           1,554            1,449
                                                                                 ---------        ---------
            Total liabilities                                                      264,619          247,819
                                                                                 ---------        ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
     Common stock, $.01 par value, 5,000,000 shares authorized;
       3,041,750 shares issued; 2,349,200 and 2,367,450 shares outstanding              30               30
     Additional paid-in capital                                                     14,625           15,015
     Retained earnings                                                              19,287           19,062
     Unearned incentive plan shares - 0 and 71,422 shares                               --             (589)
     Unearned employee stock ownership plan shares -
       83,698 and 98,902 shares                                                       (484)            (572)
     Accumulated other comprehensive loss                                           (1,350)            (665)
     Treasury stock, at cost - 692,550 and 674,300 shares                           (6,470)          (6,235)
                                                                                 ---------        ---------
            Total stockholders' equity                                              25,638           26,046
                                                                                 ---------        ---------

            Total liabilities and stockholders' equity                           $ 290,257        $ 273,865
                                                                                 =========        =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands of dollars except share data)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                  2006         2005
----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                          $ 5,903       $ 4,231
       Tax exempt                                                            30            31
     Securities
       Taxable                                                            1,364         1,397
       Tax exempt                                                           262           221
     Dividends on Federal Home Loan Bank stock                              100           117
     Deposits with financial institutions and other                          58            53
                                                                        -------       -------
            Total interest and dividend income                            7,717         6,050
                                                                        -------       -------
INTEREST EXPENSE
     Deposits                                                             2,641         1,500
     Federal Home Loan Bank advances and other debt                       1,111           803
                                                                        -------       -------
            Total interest expense                                        3,752         2,303
                                                                        -------       -------

NET INTEREST INCOME                                                       3,965         3,747
PROVISION FOR LOAN LOSSES                                                    95           188
                                                                        -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       3,870         3,559
                                                                        -------       -------

NONINTEREST INCOME
     Customer service fees                                                  501           415
     Other service charges and fees                                         454           352
     Net gains on loan sales                                                123           140
     Net realized gains on sales of available-for-sale securities             0           111
     Net loan servicing fees                                                240           258
     Brokerage fees                                                          42            34
     Abstract and title fees                                                160           188
     Increase in cash surrender value of life insurance                     104           103
     Other                                                                   92            51
                                                                        -------       -------
            Total noninterest income                                      1,716         1,652
                                                                        -------       -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                       2,633         2,303
     Net occupancy expense                                                  316           202
     Equipment expense                                                      490           411
     Data processing fees                                                   299           232
     Professional fees                                                      284           209
     Foreclosed assets expense, net                                          41            39
     Marketing expense                                                      106           147
     Printing and office supplies                                            88            81
     Amortization of loan servicing rights                                  122           256
     Recovery of impairment of loan servicing rights                          0           (22)
     Other expenses                                                         562           426
                                                                        -------       -------
            Total noninterest expense                                     4,941         4,284
                                                                        -------       -------

INCOME BEFORE INCOME TAX                                                    645           927

INCOME TAX EXPENSE                                                          137           224
                                                                        -------       -------

NET INCOME                                                              $   508       $   703
                                                                        =======       =======

BASIC EARNINGS PER SHARE                                                $  0.23       $  0.31
                                                                        =======       =======

DILUTED EARNINGS PER SHARE                                              $  0.22       $  0.29
                                                                        =======       =======

DIVIDENDS PER SHARE                                                     $  0.12       $  0.12
                                                                        =======       =======


See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED JUNE 30                                                2006         2005
----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
     Loans
       Taxable                                                          $ 3,085       $ 2,194
       Tax exempt                                                            15            15
     Securities
       Taxable                                                              630           677
       Tax exempt                                                           132           117
     Dividends on Federal Home Loan Bank stock                               50            59
     Deposits with financial institutions and other                          31            29
                                                                        -------       -------
            Total interest and dividend income                            3,943         3,091
                                                                        -------       -------

INTEREST EXPENSE
     Deposits                                                             1,448           769
     Federal Home Loan Bank advances and other debt                         547           414
                                                                        -------       -------
            Total interest expense                                        1,995         1,183
                                                                        -------       -------

NET INTEREST INCOME                                                       1,948         1,908
PROVISION FOR LOAN LOSSES                                                    50            94
                                                                        -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,898         1,814
                                                                        -------       -------

NONINTEREST INCOME
     Customer service fees                                                  272           223
     Other service charges and fees                                         272           170
     Net gains on loan sales                                                 66            67
     Net realized gains on sales of available-for-sale securities             0            79
     Net loan servicing fees                                                112           118
     Brokerage fees                                                          21            19
     Abstract and title fees                                                 81            84
     Increase in cash surrender value of life insurance                      53            54
     Other                                                                   54            28
                                                                        -------       -------
            Total noninterest income                                        931           842
                                                                        -------       -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                       1,305         1,120
     Net occupancy expense                                                  171            99
     Equipment expense                                                      253           206
     Data processing fees                                                   151           117
     Professional fees                                                      125            98
     Foreclosed assets expense, net                                          22            24
     Marketing expense                                                       45            76
     Printing and office supplies                                            47            37
     Amortization of loan servicing rights                                   62           132
     Recovery of impairment of loan servicing rights                          0            (4)
     Other expenses                                                         271           222
                                                                        -------       -------
            Total noninterest expense                                     2,452         2,127
                                                                        -------       -------

INCOME BEFORE INCOME TAX                                                    377           529

INCOME TAX EXPENSE                                                           96           129
                                                                        -------       -------

NET INCOME                                                              $   281       $   400
                                                                        =======       =======

BASIC EARNINGS PER SHARE                                                $  0.13       $  0.18
                                                                        =======       =======

DILUTED EARNINGS PER SHARE                                              $  0.12       $  0.17
                                                                        =======       =======

DIVIDENDS PER SHARE                                                     $  0.06       $  0.06
                                                                        =======       =======


See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30                                                    2006           2005
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                           $    508        $    703
     Items not requiring (providing) cash
       Depreciation and amortization                                           259             196
       Provision for loan losses                                                95             188
       Loss on foreclosed assets, net                                           16               4
       Amortization of premiums and discounts on securities, net                23              39
       Amortization of loan servicing rights                                   120             256
       Recovery for impairment of loan servicing rights                         --             (22)
       Deferred income taxes                                                  (227)            (22)
       Amortization of intangible assets                                        33               6
       Net realized gains on available-for-sale securities                      --            (111)
       Net gains on loan sales                                                (123)           (140)
       Federal Home Loan Bank stock dividends                                   --            (116)
       Compensation expense related to ESOP and  incentive plan                281             240
       Loans originated for sale                                            (7,058)         (7,241)
       Proceeds from sales of loans originated for sale                      6,625           6,692

       Changes in
         Interest receivable                                                   245             486
         Cash surrender value of life insurance                                (89)            (90)
         Other assets                                                          213              43
         Interest payable                                                      199              35
         Other liabilities                                                     105              42
                                                                          --------        --------

           Net cash provided by operating activities                         1,225           1,188
                                                                          --------        --------

INVESTING ACTIVITIES
     Purchases of available-for-sale securities                             (5,878)         (6,466)
     Proceeds from maturities of available-for-sale securities              12,660          12,917
     Proceeds from sales of available-for-sale securities                       --             945
     Proceeds from maturities of held-to-maturity securities                   290             312
     Net change in loans                                                   (21,742)        (11,384)
     Proceeds from sales of foreclosed assets                                  193             179
     Purchases of premises and equipment                                    (4,177)           (510)
     Capitalized interest                                                      (81)             --
     Redemption of Federal Home Loan Bank stock                              1,884              --
     Proceeds from sales of premises and equipment                               9              --
                                                                          --------        --------

           Net cash used in investing activities                           (16,842)         (4,007)
                                                                          --------        --------

FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, money market,
       NOW and savings accounts                                           $ (2,989)       $  2,639
     Net increase (decrease) in certificates of deposit                     20,676          (2,797)
     Net decrease in short-term borrowings                                  (2,500)         (2,000)
     Proceeds from Federal Home Bank advances                                9,500              --
     Repayment of Federal Home Loan Bank advances                           (8,500)             --
     Proceeds from the issuance of junior subordinated debentures               --           6,186
     Net change in pass through payments received on loans sold                (25)             66
     Net change in advances from borrowers for taxes and insurance             334              41
     Proceeds from stock options exercised                                      99              22
     Purchase of treasury stock                                               (328)         (1,108)
     Dividends paid                                                           (283)           (296)
                                                                          --------        --------

           Net cash provided by financing activities                        15,984           2,753
                                                                          --------        --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               367             (66)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                12,447           9,113
                                                                          --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 12,814        $  9,047
                                                                          ========        ========

SUPPLEMENTAL CASH FLOWS INFORMATION

     Interest paid (net of capitalized interest)                          $  3,553        $  2,268

     Income taxes paid (net of refunds)                                   $    310        $    240

     Real estate and other property acquired in settlement of loans       $    210        $    118


See Notes to Unaudited Condensed Consolidated Financial Statements.

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 -- Newly Adopted Accounting Pronouncement

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), using the modified prospective application method. Under this method, the Statement applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. Since all of the Company's stock options were vested at December 31, 2005, there is no effect on the financial statements for the three and six months ended June 30, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005.


                                          Three Months          Six Months
                                              Ended                Ended
                                          June 30, 2005        June 30, 2005
Net income, as reported                     $      400          $      703

Less:  Total stock-based employee
  compensation cost determined under
  the fair value based method, net of
  income taxes                                     (33)                (66)
                                            ----------          ----------

Pro forma net income                        $      367          $      637
                                            ==========          ==========

EARNINGS PER SHARE:

  Basic - as reported                       $     0.18          $     0.31
  Basic - pro forma                         $     0.16          $     0.28
  Diluted - as reported                     $     0.17          $     0.29
  Diluted - pro forma                       $     0.15          $     0.26


The Company also has a stock option award program or incentive plan which provides for the award and issuance of up to 121,670 shares of the Company's stock to members of the Board of Directors and management. At January 1, 2006, 119,576 shares had been awarded. In 2002, the Company awarded 65,576 shares under the incentive plan which vests ratably over a five-year period, commencing with the date of the award. An additional 54,000 shares were awarded in December 2005 to members of the Board of Directors and management which will vest according to a defined schedule based on meeting defined financial performance goals over the next five year period. Expense recognized under the incentive plan totaled $98,000 and $55,000 for the six month periods ending June 30, 2006 and 2005, and $48,000 and $27,000 for the three month periods ending June 30, 2006 and 2005.

As a result of implementing the modified prospective application method, the Company reclassified $589,000 and 71,422 unearned shares from a contra equity account to additional paid-in capital as of January 1, 2006.

Note 3 -- Junior Subordinated Debentures

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

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly beginning in September, 2005. Interest expense generated by the debentures for the six months ended June 30, 2006 and 2005 totaled $179,000 and $15,000, and for the three months ended June 30, 2006 and 2005 totaled $90,000 and $15,000.

Note 4 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $184,000 and $185,000 for the six month periods ended June 30, 2006 and 2005, and $90,000 and $93,000 for the three month periods ended June 30, 2006 and 2005.

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

Note 5 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and six month periods ended June 30, 2006 and 2005. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                       Weighted
                                                                        Average        Per Share
                                                         Income         Shares           Amount
                                                       -----------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2006:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders              $     508       2,204,470       $   0.23

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          72,827
  Stock Options                                                           42,807
                                                       ----------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                $     508       2,320,104       $   0.22
                                                       ========================================

FOR THE SIX MONTHS ENDED JUNE 30, 2005:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders              $     703       2,273,433       $   0.31

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          90,581
  Stock Options                                                           47,748
                                                       ----------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                $     703       2,411,762       $   0.29
                                                       ========================================

FOR THE THREE MONTHS ENDED JUNE 30, 2006:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders              $     281       2,203,259       $   0.13

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          69,627
  Stock Options                                                           38,100
                                                       ----------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                $     281       2,310,986       $   0.12
                                                       ========================================

FOR THE THREE MONTHS ENDED JUNE 30, 2005:
--------------------------------------------------

Basic Earnings Per Share:
  Income available to common stockholders              $     400       2,257,630       $   0.18

Effect of Dilutive Securities:
  Unearned recognition and retention plan shares                          88,683
  Stock options                                                           47,916
                                                       ----------------------------------------
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions                                $     400       2,394,229       $   0.17
                                                       ========================================

Note 6 -- Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and six month periods ended June 30, 2006 and 2005 is listed as follows:

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                     2006            2005
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 508           $ 703
                                                                                     -----           -----

OTHER COMPREHENSIVE INCOME
    Unrealized depreciation on available-for-sale securities                          (685)           (424)

    Less: Reclassification adjustment for realized gains included
      in net income                                                                     --              73
                                                                                     -----           -----
                                                                                      (685)           (497)
                                                                                     -----           -----

COMPREHENSIVE INCOME (LOSS)                                                          $(177)          $ 206
                                                                                     =====           =====

                                                                                  THREE MONTHS ENDED JUNE 30
                                                                                      2006           2005
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 281           $ 400
                                                                                     -----           -----

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized appreciation (depreciation) on available-for-sale securities           (513)            112

    Less: Reclassification adjustment for realized gains included
      in net income                                                                     --              52
                                                                                     -----           -----
                                                                                      (513)             60
                                                                                     -----           -----

COMPREHENSIVE INCOME (LOSS)                                                          $(232)          $ 460
                                                                                     =====           =====


Note 7 -- Authorized Share Repurchase Program

On April 18, 2005, the Board of Directors authorized the open-market stock repurchase of up to 5%, or 124,850 shares of the Company's outstanding stock over the next one-year period ending April 18, 2006 as, in the opinion of management, market conditions warrant. This repurchase program was completed on April 13, 2006. On April 18, 2006, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company's outstanding shares prior to April 13, 2007. As of June 30, 2006, the Company had repurchased 15,000 shares under this program, leaving 102,710 shares available to be repurchased. Previously, the Company had completed five other repurchase programs for stock repurchases of 566,900 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, and 10,000 shares of treasury stock upon the exercise of stock options in May, 2006. As of August 10,

2006, the Company owned a cumulative total of 692,550 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 -- Commitments

The Company is expanding and renovating its Operations Center in Paris, Illinois to house its entire banking operations in Paris, Illinois. As a result of the renovation and expansion, the Company entered into an agreement with a building contractor to design and construct the new facility for an amount not to exceed $5.6 million. The project, scheduled to be completed by the third quarter of 2006, is proceeding slightly ahead of schedule, and is approximately 85% completed. The Company's remaining commitment to complete the project is approximately $700,000.

Note 9 -- Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (FAS 155), "Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FAS 156), "Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140." FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 to have a material effect on the results of operations or the statement of condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement 109," which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.


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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at June 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three month and six month periods ending June 30, 2006 to the same periods in 2005. In May 2005, the Bank's wholly owned subsidiary, Community Finance Center, Inc., was dissolved as a corporation, and this activity was transferred to operate as a division of the Bank. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $16.4 million or 6.0%, to $290.3 million at June 30, 2006 from $273.9 million at December 31, 2005. The increase in assets was primarily due to an increase in loans, net of allowance for loan losses of $21.4 million and an increase in premises and equipment of $4.0 million, partially offset by decreases in available-for-sale securities of $7.9 million and Federal Home Loan Bank stock of $1.9 million. The increase in assets was primarily funded by an increase in deposits.

The Company's cash and cash equivalents increased by $367,000 from $12.4 million at December 31, 2005 to $12.8 million at June 30, 2006, a 2.9% increase. Cash and due from banks decreased by $1.4 million or 19.0% to $5.9 million at June 30, 2006 from $7.3 million at December 31, 2005. Interest-bearing demand deposits increased by $1.8 million or 34.4% to $6.9 million at June 30, 2006 compared to $5.1 million at December 31, 2005.

Available-for-sale investment securities amounted to $68.5 million at June 30, 2006 compared to $76.4 million at December 31, 2005, a $7.9 million decrease. The 10.4% decrease primarily resulted from $12.7 million in investment calls and maturities, primarily from payments on mortgage-backed securities and Federal Home Loan Bank bonds, and a $1.1 million decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $5.9 million. Held-to-maturity securities decreased by $287,000 from $3.4 million at December 31, 2005 to $3.2 million at June 30, 2006, due to principal payments on mortgage-backed securities. Funds generated by the decreases in investments were used to fund loan growth.

Loans held for sale, net of unrealized loss, increased by $486,000 from $642,000 at December 31, 2005 to $1.1 million at June 30, 2006. Unrealized loss on loans held for sale at June 30, 2006 were $9,000 compared to $5,000 at December 31, 2005. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at June 30, 2006 consisted of ten single-family residential loans to be sold to FHLMC and IHDA .

The Company's net loan portfolio increased by $21.4 million to $178.3 million at June 30, 2006 from $156.9 million at December 31, 2005. Gross loans increased by $21.4 million while the allowance for loan losses decreased by $32,000. Loans secured by 1-4 family residences increased by $8.5 million, primarily due to an increase in first mortgages on 1-4 family homes in the Savoy market, and multi-family mortgage loans increased by $1.9 million due to a large multi-family complex loan. Loans secured by farmland increased by $4.4 million primarily due to new originations in the Paris and Marshall branches, and agricultural production loans increased by $3.8 million in the normal cycle of crop production. Commercial nonresidential real estate loans increased by $1.3 million with the majority of the loan originations generated in the Savoy area. Consumer loans increased by $962,000 due to new originations.

At June 30, 2006, the allowance for loan losses was $2.6 million or 1.45% of the total loan portfolio compared to the allowance for loan losses at December 31, 2005 of $2.7 million or 1.67% of the total loan portfolio. During the first six months of 2006, the Company charged off $182,000 of loan losses, which included $60,000 in consumer loan charge-offs, $60,000 from five loans secured by one-to-four family residential properties, and $14,000 from an agricultural production loan. The chargeoffs of $182,000 were partially offset by $55,000 in recoveries from consumer loans, primarily vehicle loans. The net chargeoffs of $127,000 for the first six months of 2006 were comparable to net chargeoffs of $131,000 for the first six months of 2005. The Company's nonperforming loans and troubled debt restructurings were $1.6 million or 0.86% of total loans at June 30, 2006 compared to $1.5 million or 0.95% as a percentage of total loans at December 31, 2005. The Company's loans delinquent 90 days and over and nonaccrual loans total $929,000, and include $134,000 in 1-4 family residential loans, $408,000 in commercial loans, $164,000 in agricultural production loans, and $117,000 in consumer loans. The Company's troubled debt restructurings of $625,000 at June 30, 2006 consist primarily of restructured commercial and agricultural loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment have increased by $4.0 million from $6.4 million at December 31, 2005 to $10.4 million at June 30, 2006, primarily due to expenditures related to the major renovation and expansion project of the current Operations Center which will result in an enlarged facility to house the main office of the Bank. Additional progress payments made on the building project since December 31, 2005 total $3.0 million, and the project is approximately 85% complete. Other progress payments including disbursements for furniture and fixtures, signage, phone system, and security systems for the new facility in 2006 totaled $714,000. In May, 2006, the Company also completed construction on a branch building located in Martinsville, Illinois. Disbursements related to this building project during 2006 total $287,000.

Federal Home Loan Bank stock decreased by $1.9 million from $6.6 million at December 31, 2005 to $4.7 million at June 30, 2006. This 28.5% reduction was a result of the redemption of $1.9 million in stock by the Federal Home Loan Bank in June, 2006.

Net foreclosed assets held for sale, totaling $268,000 at June 30, 2006 remained stable, compared to $267,000 at December 31, 2005. As of June 30, 2006, the Company had real estate properties totaling $219,000 consisting of approximately a dozen singe-family residential properties and several vacant lots and other repossessed assets of $49,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $245,000 from $2.4 million at December 31, 2005 to $2.2 million at June 30, 2006, a 10.1% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes increased by $661,000 from $1.4 million at December 31, 2005 to $2.0 million at June 30, 2006, primarily as a result of the deferred income tax effect of the change in market valuation of available-for-sale securities from December 31, 2005 to June 30, 2006.

Other assets declined by $213,000 from $659,000 at December 31, 2005 to $446,000 at June 30, 2006, a 32.3% decrease. The primary reason for this decrease was due to a reduction of prepaid expenses.

The Company's total deposits amounted to $211.7 million at June 30, 2006 compared to $194.0 million at December 31, 2005, an increase of $17.7 million. The 9.1% increase in total deposits was due to a $1.0 million increase in non-interest bearing deposits, and by a $16.7 million increase in interest bearing deposits. The increase in interest bearing deposits was a result of a $20.7 million increase in certificates of deposit, and a $1.0 million increase in savings accounts, partially offset by a $5.0 million decrease in interest-bearing checking accounts. The $20.7 million increase in certificates of deposit was primarily attributable to an increase in short-term certificates of deposit. The Bank issued two brokered certificates of deposit for terms of 91 days and 4 months for a total of $7.9 million. Other short-term (for terms less than one year) certificates of deposit increased by $16.1 million, while certificates for terms greater than one year declined by $3.3 million.

Federal funds purchased declined by $2.5 million from a balance of $2.5 million at December 31, 2005 to $0 at June 30, 2006. Federal Home Loan Bank advances increased by $1.0 million from $43.2 million at December 31, 2005 to $44.2 million at June 30, 2006. The total average rate of all advances was 4.83% as of June 30, 2006. The increase in borrowings was used to fund loan growth.

Junior subordinated debentures remained constant at $6.2 million at June 30, 2006 compared to December 31, 2005. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly beginning in September, 2005.

Advances from borrowers for taxes and insurance increased by $334,000 from $189,000 at December 31, 2005 to $523,000 at June 30, 2006. The $334,000
increase is a normal trend, as escrows typically accumulate funds in the first part of the year for the payment of real estate taxes later in the year. Interest payable increased by $199,000 from $245,000 at December 31, 2005 to $444,000 at June 30, 2006, primarily a result of deposit growth.

Stockholders' equity at June 30, 2006 was $25.6 million compared to $26.0 million at December 31, 2005, a decrease of $408,000. Retained earnings increased by the amount of net income or $508,000, partially offset by $283,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2005 to June 30, 2006, stockholders' equity increased by $184,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $98,000. Accumulated comprehensive loss increased by $685,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. The Company reclassified $589,000 or 71,422 unearned incentive plan shares to additional paid-in capital as of January 1, 2006 in accordance with SFAS No. 123(R). Treasury stock increased from $6.2 million at December 31, 2005 to $6.5 million at June 30, 2006 as a result of purchases of 28,250 shares of stock in the open market for $329,000, partially offset by the issuance of 10,000 shares as a result of stock option exercises.


RESULTS OF OPERATIONS


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005


Net income for the six months ended June 30, 2006 decreased by $195,000 or 27.7% from $703,000 for the six months ended June 30, 2005 to $508,000 for the six months ended June 30, 2006. The decrease in net income is primarily due to an increase in noninterest expense partially offset by an increase in net interest income and decreases in the provision for loan losses and income tax expense.

Net interest income increased $218,000 or 5.8% from $3.7 million for the six months ended June 30, 2005 to $4.0 million for the six months ended June 30, 2006. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $1.7 million partially offset by an increase of $1.4 million in interest expense. The Company's net interest margin was 3.19% and 3.46% during the six months ended June 30, 2006 and 2005, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 16 basis points from 3.07% for the six months ended June 30, 2005 to 2.91% for the six months ended June 30, 2006. The average rate paid on interest bearing liabilities increased by 79 basis points, while the average rate earned on interest bearing assets increased by 63 basis points. The average balances of interest bearing assets for the six month period ending June 30, 2006 increased by $31.7 million to $248.5 million compared to $216.8 million in average earning assets for the six month period ending June 30, 2005. Interest bearing liabilities increased by $43.6 million from $183.6 million for the six month period ended June 30, 2005 to $227.2 million for the six month period ended June 30, 2006. The increase in interest bearing assets and liabilities was primarily due to the acquisition of Rantoul First Bank in October, 2005.

Total interest and dividend income increased by $1.7 or 27.6% from $6.1 million for the six months ended June 30, 2005 to $7.7 million for the six months ended June 30, 2006. The increase of $1.7 million was primarily due to increases in loan interest income and interest. The increase of $1.7 million in loan interest income was primarily due to a $44.3 million increase in the average loan balance and by an increase in the average loan rate of 18 basis points. Interest and dividend income from securities increased by $8,000 due to an increase of 73 basis points in the average rate, partially offset by a decrease of $13.2 million in the average balance of investments. Interest income from deposits with financial institutions increased by $5,000 primarily due to an increase in average rate of 185 basis points, partially offset by a decrease of $1.5 million in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $17,000 from the six months ended June 30, 2005 to the six months ended June 30, 2006 due to a decrease in average rate of 234 basis points, partially offset by an increase in the average balance of $2.2 million.

Interest expense increased by $1.5 million or 62.9% from $2.3 million for the six months ended June 30, 2005 to $3.8 million for the six months ended June 30, 2006. This increase was primarily due to an increase of $1.1 million in interest on deposits, and by a $308,000 increase in interest on Federal Home Loan Bank advances and other debt. The $1.1 million increase in interest expense on deposits was primarily due to an increase of 76 basis points in the average rate paid on deposits, and by an increase of $34.0 million in the average balance of interest bearing deposits. The $308,000 increase in interest on Federal Home Loan Bank advances and other debt was due to a $9.6 million increase in the average balance as well as a 48 basis point increase in average interest rate.

For the six months ended June 30, 2006 and 2005, the provision for losses on loans was $95,000 and $188,000, respectively. The provision for the six months ended June 30, 2006 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2006, its allowance for loan losses was adequate.

Noninterest income increased $64,000 or 3.9% from $1.65 million for the six months ended June 30, 2005 to $1.72 million for the six months ended June 30, 2006. The increase was primarily a result of increases in customer service fees, other service charges and fees, and other income, partially offset by decreases in net realized gains on sales of available-for-sale securities and abstract and title fees. Customer service fees increased by $86,000 from $415,000 for the six months ended June 30, 2005 to $501,000 for the six months ended June 30, 2006, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $102,000 from $352,000 for the six months ended June 30, 2005 to $454,000 for the six months ended June 30, 2006 primarily due to an increase in debit card fees and fees earned from commissions on gap insurance, which is an insurance product offered to auto loan customers to provide coverage for the "gap" between insurance coverage and loan payoff in the event of total loss on a vehicle. There were no net realized gains on sales of available-for-sale securities for the six months ended June 30, 2006 compared to $111,000 in gains generated from the sales of equity securities for the six months ended June 30, 2005. Abstracting and title fees decreased by $28,000 from $188,000 for the six months ended June 30, 2005 to $160,000 for the six months ended June 30, 2006, due to reduced dollar volume of business in 2006.

Total noninterest expenses were $4.9 million for the six months ended June 30, 2006 as compared to $4.3 million for the six months ended June 30, 2005. The primary reasons for the $657,000 increase were increases in salaries and employee benefits, net occupancy expense, equipment expense, data processing expense, professional expenses, and other expenses, partially offset by a reduction in amortization of loan servicing rights. Salaries and employee benefits increased by $330,000 from $2.3 million for the six months ended June 30, 2005 to $2.6 million for the six months ended June 30, 2006, as a result of an increase in salaries, health insurance expense, and incentive plan expense. A $258,000 increase in salaries was primarily a result of the addition of nine full-time employees and one part-time employee as a result of the purchase of Rantoul First Bank in October, 2005, and from the addition of three full-time employees and one part-time employee from the addition of the Martinsville branch which opened in May, 2006. Health insurance expense increased as a result of an increase in premiums and the addition of the employees from Rantoul and Martinsville. Incentive plan expense increased as a result of accruals related to shares of Company stock awarded in December, 2005 to members of the Board of Directors and management which will vest according to a defined schedule based on meeting defined financial performance goals over the next five year period.

Net occupancy expense increased by $114,000 from $202,000 for the six months ended June 30, 2005 compared to $316,000 for the six months ended June 30, 2006. This increase can be attributed to an increase in real estate taxes for the Savoy branch, additional occupancy expenses associated with the addition of the Rantoul location, as well as additional building rent expense in 2006. In late 2005, the Company completed a property exchange to acquire the adjoining property to the current Operations Center for the building currently housing the main office of the Bank in Paris, Illinois. This exchange of property provided the area needed for the expansion and renovation to convert the Operations Center into the new main bank office in Paris, Illinois. As part of the agreement, the Company will rent the building currently housing the main office until completion of the construction project in early third quarter of 2006. The move to the new facility was substantially complete at the end of July, 2006. Equipment expense increased by $79,000 primarily as a result of upgrades in equipment to the Company's ATM network, and increased software usage fees associated with loan processing systems. Data processing fees increased by $67,000 primarily due to increases in the number of accounts and transactions from the Rantoul acquisition, and an increase in billings associated with ATM processing.

Professional fees increased by $75,000 from $209,000 for the six months ended June 30, 2006 to $284,000 for the six months ended June 30, 2006, primarily due to increased legal, accounting, and consulting fees in 2006. Amortization of loan servicing rights decreased by $134,000 from $256,000 for the six months ended June 30, 2005 to $122,000 for the six months ended June 30, 2006, as result of the reduction in loan servicing assets. Other expenses increased by $136,000 from $426,000 for the six months ended June 30, 2005 to $562,000 for the six months ended June 30, 2006. This increase was primarily attributable to an increase in loan origination expenses, increased supervisory fees from the State of Illinois, an increase in postage, an increase in corporate filing fees, and an increase in telephone expense due to the addition of the Rantoul branch.

Income tax expense was $137,000 for the six months ended June 30, 2006 as compared to $224,000 for the six months ended June 30, 2005. The decrease of $87,000 in income tax expense was primarily due to a reduction in income before income taxes of $282,000 from $927,000 for the six months ended June 30, 2005 compared to $645,000 for the six months ended June 30, 2006.


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005


Net income for the three months ended June 30, 2006 decreased by $119,000 or 29.8% from $400,000 for the three months ended June 30, 2005 to $281,000 for the three months ended June 30, 2006. The decrease in net income is primarily due to an increase in noninterest expense, partially offset by increases in net interest income and noninterest income, and decreases in the provision for loan losses and income tax expense.

Net interest income increased $40,000 or 2.1% from $1.91 million for the three months ended June 30, 2005 to $1.95 million for the three months ended June 30, 2006. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $852,000 partially offset by an increase of $812,000 in interest expense. The Company's net interest margin was 3.08% and 3.41% during the three months ended June 30, 2006 and 2005, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 16 basis points from 2.95% for the three months ended June 30, 2005 to 2.79% for the three months ended June 30, 2006. The average rate paid on interest bearing liabilities increased by 88 basis points, while the average rate earned on interest bearing assets increased by 71 basis points. The average balances of interest bearing assets for the three month period ending June 30, 2006 increased by $29.0 million to $253.0 million compared to $224.0 million in average earning assets for the three month period ending June 30, 2005. Interest bearing liabilities increased by $47.5 million from $184.5 million for the three month period ended June 30, 2005 to $232.0 million for the three month period ended June 30, 2006. The increase in interest bearing assets and liabilities was primarily due to the acquisition of Rantoul First Bank in October, 2005.

Total interest and dividend income increased by $852,000 or 27.6% from $3.1 million for the three months ended June 30, 2005 to $3.9 million for the three months ended June 30, 2006. The increase of $852,000 was primarily due to an increase in loan interest income, partially offset by slight decreases in interest and dividend income from securities and dividends on Federal Home Loan Bank stock. The increase of $891,000 in loan interest income was primarily due to a $46.6 million increase in the average loan balance and by an increase in the average loan rate of 19 basis points. Interest and dividend income from securities decreased by $32,000 primarily due to a decrease of $18.1 million in the average balance of investments, partially offset by an increase of 75 basis points in the average rate. Interest income from deposits with financial institutions increased by $2,000 primarily due to an increase in the average rate of 193 basis points, offset by a decrease of $1.7 million in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $9,000 from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to a decrease in average rate of 230 basis points, offset by an increase in the average balance of $2.0 million.

Interest expense increased by $812,000 or 68.6% from $1.2 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006. This increase was primarily due to an increase of $679,000 in interest on deposits, and by a $133,000 increase in interest on Federal Home Loan Bank advances and other debt. The $679,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits, and by an increase in the average balance of interest bearing deposits. The $133,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance as well as an increase in average interest rate.

For the three months ended June 30, 2006 and 2005, the provision for losses on loans was $50,000 and $94,000, respectively. The provision for the three months ended June 30, 2006 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of June 30, 2006, its allowance for loan losses was adequate.

Noninterest income increased $89,000 or 10.6% from $842,000 for the three months ended June 30, 2005 to $931,000 for the three months ended June 30, 2006. The increase was primarily a result of increases in customer service fees and other service fees and charges, partially offset by a decrease in net realized gains on sales of available-for-sale securities. Customer service fees increased by $49,000 from $223,000 for the three months ended June 30, 2005 to $272,000 for the three months ended June 30, 2006, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $102,000 from $170,000 for the three months ended June 30, 2005 to $272,000 for the three months ended June 30, 2006, primarily due to an increase in debit card fees and an increase in fees earned from commissions on gap insurance, which is an insurance product offered to auto loan customers to provide coverage for the "gap" between insurance coverage and loan payoff in the event of total loss on a vehicle. There were no net realized gains on sales of available-for-sale securities for the three months ended June 30, 2006 compared to $79,000 in gains generated from the sales of equity securities for the three months ended June 30, 2005.

Total noninterest expenses were $2.5 million for the three months ended June 30, 2006 as compared to $2.1 million for the three months ended June 30, 2005. The primary reasons for the $325,000 increase were increases in salaries and employee benefits, net occupancy expense, equipment expense, data processing expense, professional expenses, and other expenses, partially offset by a reduction in marketing expense and amortization of loan servicing rights. Salaries and employee benefits increased by $185,000 from $1.1 million for the three months ended June 30, 2005 to $1.3 million for the three months ended June 30, 2006, as a result of an increase in salaries, health insurance expense, and incentive plan expense. A $171,000 increase in salaries was primarily a result of the addition of nine full-time and one part-time employees as a result of the purchase of Rantoul First Bank in October, 2005, and the addition of three full time and one part time employee with the opening of the Martinsville branch. Health insurance expense increased as a result of an increase in premiums and the addition of the employees from Rantoul and Martinsville. Incentive plan expense increased due to the accrual associated with the award of shares in December, 2005 based on meeting defined financial performance goals over a five year vesting schedule.

Net occupancy expense increased by $72,000 from $99,000 for the three months ended June 30, 2005 compared to $171,000 for the three months ended June 30, 2006. This increase can be attributed to additional occupancy expenses associated with the addition of the Rantoul location, as well as additional building rent expense in 2006, and a substantial increase in real estate taxes for the Savoy branch. In late 2005, the Company completed a property exchange to acquire the adjoining property to the current Operations Center for the building currently housing the main office of the Bank in Paris, Illinois. This exchange of property provided the area needed for the expansion and renovation to convert the Operations Center into the new main bank office in Paris, Illinois. As part of the agreement, the Company will rent the building currently housing the main office until completion of the construction project in early third quarter of 2006. Equipment expense increased by $47,000 primarily as a result of upgrades in equipment to the Company's ATM network, and increased usage fees associated with loan processing and origination software. Data processing fees increased by $34,000 primarily due to the Rantoul acquisition.

Professional fees increased by $27,000 from $98,000 for the three months ended June 30, 2005 to $125,000 for the three months ended June 30, 2006, primarily due to increased legal, accounting and audit, and consulting fees in 2006. Marketing expense decreased by $31,000 from $76,000 for the three months ended June 30, 2005, compared to $45,000 for the three months ended June 30, 2006. This decrease is temporary, as several promotional events are scheduled to coincide with the move to the new Bank home office facility in Paris during the third quarter. Amortization of loan servicing rights decreased by $70,000 from $132,000 for the three months ended June 30, 2005 to $62,000 for the three months ended June 30, 2006, as result of the reduction in loan servicing assets. Other expenses increased by $49,000 from $222,000 for the three months ended June 30, 2005 to $271,000 for the three months ended June 30, 2006. This increase was primarily attributable to an increase in loan origination expenses, increased supervisory fees from the State of Illinois, an increase in postage expense, and an increase in telephone expense due to the addition of the Rantoul and Martinsville branches.

Income tax expense was $96,000 for the three months ended June 30, 2006 as compared to $129,000 for the three months ended June 30, 2005. The decrease of $33,000 in income tax expense was primarily due to a reduction in income before income taxes of $152,000 from $529,000 for the three months ended June 30, 2005 compared to $377,000 for the three months ended June 30, 2006.


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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of June 30, 2006 and December 31, 2005, loan servicing rights had carrying values of $412,000 and $462,000, respectively.

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


LIQUIDITY


At June 30, 2006, the Company had outstanding commitments to originate $7.8 million in loans, and $12.2 million available to be drawn upon for open-end lines of credit. In addition, unfunded commitments include $1.0 million in checking accounts with specified amounts of overdraft protection, and $149,000 in letters of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of June 30, 2006, the total amount of certificates scheduled to mature in the following 12 months was $95.6 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at June 30, 2006 was $12.8 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS


At June 30, 2006, the Company had outstanding commitments to originate loans of $7.8 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.8 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $7.1 million for commercial lines of credit, $5.1 million for consumer lines of credit, and $1.0 million for unused overdraft protection on checking accounts. Outstanding commitments for letters of credit at June 30, 2006 totaled $149,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of June 30, 2006 which by their terms have contractual maturity dates subsequent to June 30, 2006:


                                Next 12           13-36           37-60          More than
                                Months            Months          Months         60 Months          Totals
                                -------          -------          -------        ---------          -------
                                                             (Dollars in thousands)
UNFUNDED COMMITMENTS:
  Letters of credit             $   109          $    40          $    --          $    --          $   149
  Lines of credit                 8,282              126              416            3,362           12,186
  Overdraft protection            1,036               --               --               --            1,036
                                -------          -------          -------          -------          -------

    Totals                      $ 9,427          $   166          $   416          $ 3,362          $13,371
                                =======          =======          =======          =======          =======


The Company has a building commitment of $5.6 million for its building expansion in Paris, Illinois, of which approximately $4.9 million has been expended as of June 30, 2006, which is 85% complete at June 30, 2006.


CAPITAL RESOURCES


The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of June 30, 2006:


----------------------------------------------------------------------------------------------------------------------
                                                                           REQUIRED FOR              TO BE WELL
      JUNE 30, 2006                                  ACTUAL              ADEQUATE CAPITAL           CAPITALIZED
----------------------------------------------------------------------------------------------------------------------
                                             Amount             %       Amount          %      Amount            %
----------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Total capital (to risk-weighted assets)      $32,538          17.96    $14,492         8.0     $18,115         10.0
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)      30,269          16.71      7,246         4.0      10,869          6.0
----------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to average assets)            30,269          10.84     11,171         4.0      13,964          5.0
----------------------------------------------------------------------------------------------------------------------


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the six months ended June 30, 2006 and 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2006, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES


-----------------------------------------------------------------------------------------------------
                                                                                      (d) Maximum
                                                            (c) Total Number           Number of
                                                                of Shares           Shares that May
                                                              Purchased as               Yet Be
                   (a) Total Number        (b) Average      Part of Publicly        Purchased Under
                       of Shares           Price Paid        Announced Plans           the Plans
    Period             Purchased            per Share          or Programs            or Programs
-----------------------------------------------------------------------------------------------------
   4/1/2006
      to                14,250                11.28              14,250                 116,710
  4/30/2006
-----------------------------------------------------------------------------------------------------
   5/1/2006
      to                 9,000                12.03               9,000                 107,710
  5/31/2006
-----------------------------------------------------------------------------------------------------
   6/1/2006
      to                 5,000                11.91               5,000                 102,710
  6/30/2006
-----------------------------------------------------------------------------------------------------

    Total               28,250                11.63              28,250                 102,710
-----------------------------------------------------------------------------------------------------


(1) The board of directors approved the repurchase by the Company of 124,850 shares over the one year period ending April 18, 2006.
(2) The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending April 13, 2007.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's Annual Meeting of Shareholders was held on April 17, 2006.

         b.   Not applicable.

         c. At such meeting, there were 2,367,450 shares of Common Stock entitled to be voted. The shareholders approved the following matters:

              1.  The election of the following individuals as Directors:

                                         Votes For     Votes Withheld      Term
                                         ---------     --------------    -------
                  Joseph R. Schroeder    2,058,629         85,897        3 years
                  James D. Motley        2,090,390         54,136        3 years
                  Vick N. Bowyer         2,056,651         87,875        3 years

                  The directors whose terms continued after the meeting were David W. Dick, Terry J. Howard, Terry T. Hutchison, and John
                  W. Welborn.


              2. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2006, as reflected by 2,043,258 votes for, 900 votes against and 100,368 abstentions.

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



                                         FIRST BANCTRUST CORPORATION

Date:  August 11, 2006                   /s/ Terry J. Howard
                                         ---------------------------------------
                                         Terry J. Howard
                                         President and Chief Executive Officer


Date:  August 11, 2006                   /s/ Ellen M. Litteral
                                         ---------------------------------------
                                         Ellen M. Litteral
                                         Treasurer and Chief Financial Officer