Form 10-Q
period 2006-09-30
FIRST BANCTRUST CORP
filed 2006-11-13
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

  INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED
               IN RULE 12b-2 OF THE EXCHANGE ACT) YES [ ] NO [X]

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

  AS OF NOVEMBER 09, 2006, THE REGISTRANT HAD OUTSTANDING 2,344,200 SHARES OF
                                 COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

           Index                                                            Page
           -----                                                            ----
PART I - Financial Information

   Item 1  Financial Statements
           Condensed Consolidated Balance Sheets                              1
           Condensed Consolidated Statements of Income - Nine Months
              Ended                                                           2
           Condensed Consolidated Statements of Income - Three Months
              Ended                                                           3
           Condensed Consolidated Statements of Cash Flows                    4
           Notes to Condensed Consolidated Financial Statements               6
   Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14
   Item 3  Quantitative and Qualitative Disclosures About Market Risk.       27
   Item 4  Controls and Procedures                                           28

PART II - Other Information

   Item 1  Legal Proceedings                                                 29
   Item 1A Risk Factors                                                      29
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds       29
   Item 3  Defaults Upon Senior Securities                                   30
   Item 4  Submission of Matters to a Vote of Security Holders               30
   Item 5  Other Information                                                 30
   Item 6  Exhibits                                                          30

SIGNATURES                                                                   30

CERTIFICATIONS                                                               31

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                   2006           2005
                                                                              -------------   ------------
                                                                               (unaudited)
ASSETS
   Cash and due from banks                                                       $  6,131       $  7,338
   Interest-bearing demand deposits                                                 4,490          5,109
                                                                                 --------       --------
      Cash and cash equivalents                                                    10,621         12,447
   Available-for-sale securities                                                   66,393         76,424
   Held-to-maturity securities (fair value of $2,855 and $3,384)                    2,979          3,437
   Loans held for sale, net of unrealized loss of $2 and $5                           882            642
   Loans, net of allowance for loan losses of $2,504 and $2,662                   183,187        156,885
   Premises and equipment                                                          11,220          6,386
   Federal Home Loan Bank stock                                                     4,724          6,608
   Foreclosed assets held for sale, net                                               204            267
   Interest receivable                                                              2,892          2,416
   Deferred income taxes                                                            1,615          1,382
   Loan servicing rights                                                              387            462
   Cash surrender value of life insurance                                           4,961          4,825
   Goodwill                                                                           541            541
   Core deposit intangibles                                                           434            484
   Other assets                                                                       477            659
                                                                                 --------       --------
      Total assets                                                               $291,517       $273,865
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest bearing deposits                                                  $ 21,759       $ 21,529
   Interest bearing deposits                                                      201,955        172,446
                                                                                 --------       --------
      Total deposits                                                              223,714        193,975
   Federal funds purchased                                                             --          2,500
   Federal Home Loan Bank advances                                                 33,200         43,200
   Junior subordinated debentures                                                   6,186          6,186
   Pass through payments received on loans sold                                        30             75
   Advances from borrowers for taxes and insurance                                     31            189
   Interest payable                                                                   608            245
   Other                                                                            1,327          1,449
                                                                                 --------       --------
      Total liabilities                                                           265,096        247,819
                                                                                 --------       --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
   Common stock, $.01 par value,  5,000,000 shares authorized;
      3,041,750 shares issued; 2,344,200 and 2,367,450 shares outstanding              30             30
   Additional paid-in capital                                                      14,716         15,015
   Retained earnings                                                               19,429         19,062
   Unearned incentive plan shares - 0 and 71,422 shares                                --           (589)
   Unearned employee stock ownership plan shares - 76,096 and 98,902 shares          (440)          (572)
   Accumulated other comprehensive loss                                              (783)          (665)
   Treasury stock, at cost - 697,550 and 674,300 shares                            (6,531)        (6,235)
                                                                                 --------       --------
      Total stockholders' equity                                                   26,421         26,046
                                                                                 --------       --------
      Total liabilities and stockholders' equity                                 $291,517       $273,865
                                                                                 ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30                                      2006     2005
------------------------------                                    -------   ------
INTEREST AND DIVIDEND INCOME
   Loans
      Taxable                                                     $ 9,223   $6,613
      Tax exempt                                                       45       47
   Securities
      Taxable                                                       2,059    2,019
      Tax exempt                                                      395      343
   Dividends on Federal Home Loan Bank stock                          150      171
   Deposits with financial institutions and other                     101       77
                                                                  -------   ------
         Total interest and dividend income                        11,973    9,270
                                                                  -------   ------
INTEREST EXPENSE
   Deposits                                                         4,448    2,349
   Federal Home Loan Bank advances and other debt                   1,568    1,311
                                                                  -------   ------
         Total interest expense                                     6,016    3,660
                                                                  -------   ------
NET INTEREST INCOME                                                 5,957    5,610
PROVISION FOR LOAN LOSSES                                             163      287
                                                                  -------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 5,794    5,323
                                                                  -------   ------
NONINTEREST INCOME
   Customer service fees                                              806      681
   Other service charges and fees                                     679      536
   Net gains on loan sales                                            208      226
   Net realized gains on sales of available-for-sale securities         0      118
   Net loan servicing fees                                            332      374
   Brokerage fees                                                      66       55
   Abstract and title fees                                            242      280
   Increase in cash surrender value of life insurance                 158      153
   Other                                                              122       77
                                                                  -------   ------
         Total noninterest income                                   2,613    2,500
                                                                  -------   ------
NONINTEREST EXPENSE
   Salaries and employee benefits                                   3,887    3,471
   Net occupancy expense                                              501      310
   Equipment expense                                                  742      600
   Data processing fees                                               466      360
   Professional fees                                                  366      331
   Foreclosed assets expense, net                                      65       62
   Marketing expense                                                  178      222
   Printing and office supplies                                       132      113
   Amortization of loan servicing rights                              183      380
   Recovery of impairment of loan servicing rights                      0      (24)
   Other expenses                                                     912      764
                                                                  -------   ------
         Total noninterest expense                                  7,432    6,589
                                                                  -------   ------
INCOME BEFORE INCOME TAX                                              975    1,234

INCOME TAX EXPENSE                                                    195      269
                                                                  -------   ------

NET INCOME                                                        $   780   $  965
                                                                  =======   ======

BASIC EARNINGS PER SHARE                                          $  0.35   $ 0.43
                                                                  =======   ======

DILUTED EARNINGS PER SHARE                                        $  0.34   $ 0.40
                                                                  =======   ======

DIVIDENDS PER SHARE                                               $  0.18   $ 0.18
                                                                  =======   ======

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED SEPTEMBER 30                                    2006      2005
-------------------------------                                   ------   -------
INTEREST AND DIVIDEND INCOME
   Loans
      Taxable                                                     $3,320   $ 2,382
      Tax exempt                                                      15        16
   Securities
      Taxable                                                        695       622
      Tax exempt                                                     133       122
   Dividends on Federal Home Loan Bank stock                          50        54
   Deposits with financial institutions and other                     43        24
                                                                  ------   -------
         Total interest and dividend income                        4,256     3,220
                                                                  ------   -------
INTEREST EXPENSE
   Deposits                                                        1,807       849
   Federal Home Loan Bank advances and other debt                    457       508
                                                                  ------   -------
         Total interest expense                                    2,264     1,357
                                                                  ------   -------
NET INTEREST INCOME                                                1,992     1,863
PROVISION FOR LOAN LOSSES                                             68        99
                                                                  ------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,924     1,764
                                                                  ------   -------
NONINTEREST INCOME
   Customer service fees                                             305       266
   Other service charges and fees                                    225       184
   Net gains on loan sales                                            85        86
   Net realized gains on sales of available-for-sale securities        0         7
   Net loan servicing fees                                            92       116
   Brokerage fees                                                     24        21
   Abstract and title fees                                            82        92
   Increase in cash surrender value of life insurance                 54        50
   Other                                                              30        26
                                                                  ------   -------
         Total noninterest income                                    897       848
                                                                  ------   -------
NONINTEREST EXPENSE
   Salaries and employee benefits                                  1,254     1,168
   Net occupancy expense                                             185       108
   Equipment expense                                                 252       189
   Data processing fees                                              167       128
   Professional fees                                                  82       122
   Foreclosed assets expense, net                                     24        23
   Marketing expense                                                  72        75
   Printing and office supplies                                       44        32
   Amortization of loan servicing rights                              61       124
   Recovery of impairment of loan servicing rights                     0        (2)
   Other expenses                                                    350       338
                                                                  ------   -------
         Total noninterest expense                                 2,491     2,305
                                                                  ------   -------
INCOME BEFORE INCOME TAX                                             330       307
INCOME TAX EXPENSE                                                    58        45
                                                                  ------   -------
NET INCOME                                                        $  272   $   262
                                                                  ======   =======
BASIC EARNINGS PER SHARE                                          $ 0.12   $  0.12
                                                                  ======   =======
DILUTED EARNINGS PER SHARE                                        $ 0.12   $  0.11
                                                                  ======   =======
DIVIDENDS PER SHARE                                               $ 0.06   $  0.06
                                                                  ======   =======

See Notes to Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30                                        2006       2005
------------------------------                                      --------   --------
OPERATING ACTIVITIES
   Net income                                                       $    780   $    965
   Items not requiring (providing) cash
      Depreciation and amortization                                      449        296
      Provision for loan losses                                          163        287
      Loss on foreclosed assets, net                                      21         22
      Loss on disposition of premises and equipment                       93         --
      Impairment of premises and equipment                                --         62
      Amortization of premiums and discounts on securities, net           37         58
      Amortization of loan servicing rights                              183        380
      Recovery for impairment of loan servicing rights                    --        (24)
      Deferred income taxes                                             (159)       (47)
      Amortization of intangible assets                                   50          9
      Net realized gains on available-for-sale securities                 --       (118)
      Net gains on loan sales                                           (208)      (226)
      Federal Home Loan Bank stock dividends                              --       (171)
      Compensation expense related to ESOP and  incentive plan           416        364
      Loans originated for sale                                      (11,679)   (11,307)
      Proceeds from sales of loans originated for sale                11,539     11,071
      Changes in
         Interest receivable                                            (476)       (55)
         Cash surrender value of life insurance                         (136)      (133)
         Other assets                                                    182       (192)
         Interest payable                                                363         53
         Other liabilities                                              (122)        51
                                                                    --------   --------
            Net cash provided by operating activities                  1,496      1,345
                                                                    --------   --------

INVESTING ACTIVITIES
   Purchases of available-for-sale securities                         (5,984)    (6,321)
   Proceeds from maturities of available-for-sale securities          15,782     18,580
   Proceeds from sales of available-for-sale securities                   --        959
   Proceeds from maturities of held-to-maturity securities               463        862
   Net change in loans                                               (26,718)   (20,108)
   Proceeds from sales of foreclosed assets                              295        241
   Purchases of premises and equipment                                (5,284)    (1,261)
   Proceeds from sales of premises and equipment                           9         --
   Capitalized interest                                                 (101)        --
   Redemption of Federal Home Loan Bank stock                          1,884         --
                                                                    --------   --------
            Net cash used in investing activities                    (19,654)    (7,048)
                                                                    --------   --------

FINANCING ACTIVITIES
   Net decrease in demand deposits, money market,
      NOW and savings accounts                                      $ (7,403)  $ (4,670)
   Net increase in certificates of deposit                            37,142      3,603
   Net increase (decrease) in short-term borrowings                   (2,500)     5,000
   Proceeds from Federal Home Bank advances                           29,500         --
   Repayment of Federal Home Loan Bank advances                      (39,500)        --
   Proceeds from the issuance of junior subordinated debentures           --      6,186
   Net change in pass through payments received on loans sold            (45)        49
   Net change in advances from borrowers for taxes and insurance        (158)       (88)
   Proceeds from stock options exercised                                  99         41
   Purchase of treasury stock                                           (390)    (1,541)
   Escrow funds for acquisition of Rantoul First Bank, SB                 --     (4,220)
   Dividends paid                                                       (413)      (439)
                                                                    --------   --------
            Net cash provided by financing activities                 16,332      3,921
                                                                    --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,826)    (1,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          12,447      9,113
                                                                    --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 10,621   $  7,331
                                                                    ========   ========

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid (net of capitalized interest)                      $  5,653   $  3,607
   Income taxes paid (net of refunds)                               $    460   $    290
   Real estate and other property acquired in settlement of loans   $    253   $    162

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), using the modified prospective application method. Under this method, the Statement applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. Since all of the Company's stock options were vested at December 31, 2005, there is no effect on the financial statements for the three and nine months ended September 30, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2005.

                                            Three Months         Nine Months
                                               Ended                Ended
                                         September 30, 2005   September 30, 2005
                                         ------------------   ------------------
Net income, as reported                         $ 262                $ 965
Less: Total stock-based employee
   compensation cost determined under
   the fair value based method, net of
   income taxes                                   (33)                 (99)
                                                -----                -----
Pro forma net income                            $ 229                $ 866
                                                =====                =====

EARNINGS PER SHARE:
   Basic - as reported                          $0.12                $0.43
   Basic - pro forma                            $0.10                $0.38
   Diluted - as reported                        $0.11                $0.40
   Diluted - pro forma                          $0.10                $0.36

The Company also has a stock option award program or incentive plan which provides for the award and issuance of up to 121,670 shares of the Company's stock to members of the Board of Directors and management. At January 1, 2006, 119,576 shares had been awarded. In 2002, the Company awarded 65,576 shares under the incentive plan which vest ratably over a five-year period, commencing with the date of the award. An additional 54,000 shares were awarded in December 2005 to members of the Board of Directors and management which will vest according to a defined schedule based on meeting defined financial performance goals over the next five year period. Expense recognized under the incentive plan totaled $143,000 and $82,000 for the nine month periods ending September 30, 2006 and 2005, and $45,000 and $27,000 for the three month periods ending September 30, 2006 and 2005.

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

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly beginning in September, 2005. Interest expense generated by the debentures for the nine months ended September 30, 2006 and 2005 totaled $269,000 and $105,000, and totaled $90,000 for both of the three month periods ended September 30, 2006 and 2005.

Note 4 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $273,000 and $282,000 for the nine month periods ended September 30, 2006 and 2005, and $89,000 and $97,000 for the three month periods ended September 30, 2006 and 2005.

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

Note 5 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and nine month periods ended September 30, 2006 and 2005. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                               Weighted
                                                                               Average    Per Share
                                                                     Income     Shares      Amount
                                                                     ------   ---------   ---------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:

Basic Earnings Per Share:
   Income available to common stockholders                            $780    2,206,721     $0.35

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                                69,857
   Stock Options                                                                 40,758
                                                                      ----    ---------     -----

Diluted Earnings per Share:
   Income available to common stockholders and assumed conversions    $780    2,317,336     $0.34
                                                                      ====    =========     =====

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

Basic Earnings Per Share:
   Income available to common stockholders                            $965    2,250,875     $0.43

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                                88,968
   Stock Options                                                                 50,973
                                                                      ----    ---------     -----

Diluted Earnings per Share:
   Income available to common stockholders and assumed conversions    $965    2,390,816     $0.40
                                                                      ====    =========     =====

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006:
Basic Earnings Per Share:
   Income available to common stockholders                            $272    2,211,224     $0.12

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                                63,941
   Stock Options                                                                 36,638
                                                                      ----    ---------     -----

Diluted Earnings per Share:
   Income available to common stockholders and assumed conversions    $272    2,311,803     $0.12
                                                                      ====    =========     =====

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

Basic Earnings Per Share:
   Income available to common stockholders                            $262    2,205,758     $0.12

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                                85,679
   Stock options                                                                 57,549
                                                                      ----    ---------     -----

Diluted Earnings per Share:
   Income available to common stockholders and assumed conversions    $262    2,348,986     $0.11
                                                                      ====    =========     =====

Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2006 and 2005 is listed as follows:

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                   ------------------------------
                                                                            2006    2005
                                                                           -----   -----
NET INCOME                                                                 $ 780   $ 965
                                                                           -----   -----

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized depreciation on available-for-sale securities                 (118)   (538)
   Less: Reclassification adjustment for realized gains included
      in net income                                                           --      78
                                                                           -----   -----
                                                                            (118)   (616)
                                                                           -----   -----
COMPREHENSIVE INCOME                                                       $ 662   $ 349
                                                                           =====   =====

                                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------
                                                                                       2006    2005
                                                                                       ----   -----
NET INCOME                                                                             $272   $ 262
                                                                                       ----   -----

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized appreciation (depreciation) on available-for-sale securities              567    (114)
   Less: Reclassification adjustment for realized gains included
      in net income                                                                      --       5
                                                                                       ----   -----
                                                                                        567    (119)
                                                                                       ----   -----
COMPREHENSIVE INCOME                                                                   $839   $ 143
                                                                                       ====   =====

Note 7 - Authorized Share Repurchase Program

On April 18, 2006, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company's outstanding shares prior to April 13, 2007. As of September 30, 2006, the Company had repurchased 20,000 shares under this program, leaving 97,710 shares available to be repurchased. Previously, the Company had completed six other repurchase programs for stock repurchases of 691,750 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, and 10,000 shares of treasury stock upon the exercise of stock options in May, 2006. As of November 09, 2006, the Company owned a cumulative total of 697,550 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 - Commitments

The Company expanded and renovated its Operations Center in Paris, Illinois to house its entire banking operations in Paris, Illinois. As a result of the renovation and expansion, the Company entered into an agreement with a building contractor to design and construct the new facility for an amount not to exceed $5.6 million. The project was completed in the third quarter of 2006, and the Company's remaining commitment for the project is approximately $74,000.

In August, 2006, the Company entered into an agreement with Central Illinois Bank ("CIB") to purchase assets and assume deposit liabilities related to the Rantoul, Illinois branch of CIB. Assets to be purchased include books and records relating to the purchased assets and deposit liabilities; certain intangible assets, including goodwill relating to the branch, some furniture, fixtures and equipment, and certain overdraft protection accounts. The Company will assume liability for all deposits attributable to CIB, with some agreed upon exclusions. The Bank will also assume the lease for the space in which the Branch is located, but CIB will pay the Bank $3,600 per month through the end of the current term of the lease which will expire in April, 2007. As part of the agreement, the Bank will pay CIB a premium of 1.89% of the Deposit Liabilities assumed, which is estimated to be $375,000. Applications have been filed with the Bank's primary regulators, the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. Pending regulatory approval, the transaction is expected to occur in mid-December, 2006.

Note 9 - Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan's assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our financial reporting and disclosures.

In September, 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109," which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

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

In February, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (FAS 155), "Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at September 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three month and nine month periods ending September 30, 2006 to the same periods in 2005. In May 2005, the Bank's wholly owned subsidiary, Community Finance Center, Inc., was dissolved as a corporation, and this activity was transferred to operate as a division of the Bank. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company increased by $17.7 million or 6.4%, to $291.5 million at September 30, 2006 from $273.9 million at December 31, 2005. The increase in assets was primarily due to an increase in loans, net of allowance for loan losses of $26.3 million and an increase in premises and equipment of $4.8 million, partially offset by decreases in available-for-sale securities of $10.0 million, and cash and cash equivalents of $1.8 million, and Federal Home Loan Bank stock of $1.9 million. The increase in assets was primarily funded by an increase in deposits.

The Company's cash and cash equivalents decreased by $1.8 million from $12.4 million at December 31, 2005 to $10.6 million at September 30, 2006, a 14.7% decrease. Cash and due from banks decreased by $1.2 million or 16.4% to $6.1 million at September 30, 2006 from $7.3 million at December 31, 2005. Interest-bearing demand deposits decreased by $619,000 or 12.1% to $4.5 million at September 30, 2006 compared to $5.1 million at December 31, 2005.

Available-for-sale investment securities amounted to $66.4 million at September 30, 2006 compared to $76.4 million at December 31, 2005, a $10.0 million decrease. The 13.1% decrease primarily resulted from $15.8 million in investment calls and maturities, primarily from payments on mortgage-backed securities and Federal Home Loan Bank bonds, and a $192,000 decrease in the market valuation of the available-for-sale portfolio, partially offset by investment purchases of $6.0 million. Held-to-maturity securities decreased by $458,000 from $3.4 million at December 31, 2005 to $3.0 million at September 30, 2006, due to principal payments on mortgage-backed securities. Funds generated by the decreases in investments were used to fund loan growth.

Loans held for sale, net of unrealized loss, increased by $240,000 from $642,000 at December 31, 2005 to $882,000 at September 30, 2006. Unrealized loss on loans held for sale at September 30, 2006 was $2,000 compared to $5,000 at December 31, 2005. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at September 30, 2006 consisted of ten single-family residential loans to be sold to FHLMC and IHDA.

The Company's net loan portfolio increased by $26.3 million to $183.2 million at September 30, 2006 from $156.9 million at December 31, 2005. Gross loans increased by $26.1 million while the allowance for loan losses decreased by $158,000. Loans secured by 1-4 family residences increased by $11.1 million, primarily due to an increase in first mortgages on 1-4 family homes in the Savoy market, and multi-family mortgage loans increased by $2.4 million primarily due to a large multi-family complex loan. Loans secured by farmland increased by $5.8 million primarily due to new originations in the Paris and Marshall branches, and agricultural production loans increased by $5.6 million in the normal cycle of crop production. Consumer loans increased by $1.2 million due to new originations.

At September 30, 2006, the allowance for loan losses was $2.5 million or 1.35% of the total loan portfolio compared to the allowance for loan losses at December 31, 2005 of $2.7 million or 1.67% of the total loan portfolio. During the first nine months of 2006, the Company charged off

$407,000 of loan losses, which included $148,000 in consumer loan charge-offs, $123,000 in two non-residential real estate loans, $66,000 from six loans secured by one-to-four family residential properties, $52,000 in four commercial loans, and $18,000 from an agricultural production loan. The chargeoffs of $407,000 were partially offset by $86,000 in recoveries which included $77,000 from consumer loans, primarily vehicle loans. The net chargeoffs of $321,000 for the first nine months of 2006 increased from the net chargeoffs of $191,000 for the first nine months of 2005. The Company's nonperforming loans and troubled debt restructurings were $1.7 million or 0.92% of total loans at September 30, 2006 compared to $1.5 million or 0.95% as a percentage of total loans at December 31, 2005. The Company's loans delinquent 90 days and over and nonaccrual loans total $1.6 million, and include $99,000 in 1-4 family residential loans, $680,000 in nonresidential real estate loans, $378,000 in commercial loans, $325,000 in agricultural production loans, and $128,000 in consumer loans. The Company's troubled debt restructurings of $622,000 at September 30, 2006 consist of restructured commercial and agricultural loans, of which one commercial restructured loan is also 90 days delinquent. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment have increased by $4.8 million from $6.4 million at December 31, 2005 to $11.2 million at September 30, 2006, primarily due to expenditures related to the major renovation and expansion project of the current Operations Center which has resulted in an enlarged facility to house the main office of the Bank. Additional progress payments made on the building project since December 31, 2005 totaled $3.7 million, and the project is complete, pending final corrections. Other disbursements for furniture and fixtures, signage, phone system, and security systems for the new facility in 2006 totaled $1.2 million. Assets totaling $240,000 relating to the existing building were removed during the construction, resulting in a loss on disposal of $91,000. In May, 2006, the Company also completed construction on a branch building located in Martinsville, Illinois. Disbursements related to this building project during 2006 total $287,000.

Federal Home Loan Bank stock decreased by $1.9 million from $6.6 million at December 31, 2005 to $4.7 million at September 30, 2006. This 28.5% reduction was a result of the redemption of $1.9 million in stock by the Federal Home Loan Bank in June, 2006.

Net foreclosed assets held for sale, totaling $204,000 at September 30, 2006 decreased by $63,000 compared to $267,000 at December 31, 2005. As of September 30, 2006, the Company had real estate properties totaling $170,000 consisting of six singe-family residential properties, two small commercial buildings, and two vacant lots, and other repossessed assets of $34,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable increased by $476,000 from $2.4 million at December 31, 2005 to $2.9 million at September 30, 2006, a 19.7% decrease. This increase primarily a result of the $26.3 million in loan growth from December 31, 2005 to September 30, 2006. Deferred income taxes increased by $233,000 from $1.4 million at December 31, 2005 to $1.6 million at September 30, 2006, primarily as a result of the deferred income tax effect of the change in market valuation of available-for-sale securities from December 31, 2005 to September 30, 2006 and the deferred income tax effect of the redemption of Federal Home Loan Bank stock acquired through stock dividends.

Cash surrender value of life insurance increased by $136,000 from $4.8 million at December 31, 2005 to $5.0 million at September 30, 2006, primarily due to increases in the cash surrender value of the life insurance policies, partially offset by the mortality cost of the life insurance. Other assets declined by $182,000 from $659,000 at December 31, 2005 to $477,000 at September 30, 2006, a
27.6% decrease. The primary reason for this decrease was a reduction of prepaid expenses.

The Company's total deposits amounted to $223.7 million at September 30, 2006 compared to $194.0 million at December 31, 2005, an increase of $29.7 million. The 15.3% increase in total deposits was due to a $230,000 increase in non-interest bearing deposits, and a $29.5 million increase in interest bearing deposits. The increase in interest bearing deposits was a result of a $37.1 million increase in certificates of deposit, partially offset by a $430,000 decrease in savings accounts and a $7.2 million decrease in interest-bearing checking accounts. The $37.1 million increase in certificates of deposit was primarily attributable to an increase in short-term certificates of deposit. The Bank issued two brokered certificates of deposit for terms of 6 months for a total of $22.8 million. Other short-term (for terms less than one year) certificates of deposit increased by $21.8 million, while certificates for terms greater than one year declined by $7.5 million.

Federal funds purchased declined by $2.5 million from a balance of $2.5 million at December 31, 2005 to $0 at September 30, 2006. Federal Home Loan Bank advances decreased by $10.0 million from $43.2 million at December 31, 2005 to $33.2 million at September 30, 2006. Repayments on advances during 2006 totaled $39.5 million, including payments on fixed term advances of $17.0 million, which resulted from two advances that were called, and one advance that matured. Additional borrowings in the form of Federal Home Bank advances during 2006 of $29.5 million included a fixed term advance for $14.0 million which will mature in September, 2016. This advance has a rate of 4.12% with a lockout period of one year, after which the advance will be subject to a quarterly call provision. The total average rate of all advances was 4.18% as of September 30, 2006. The decrease in Federal Home Loan Bank borrowings was repaid with funds obtained from the one of the brokered certificates of deposit.

Junior subordinated debentures remained constant at $6.2 million at September 30, 2006 compared to December 31, 2005. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I ("Trust"). The Company owns 100% of the common equity of the Trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The Trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the Trust are the sole assets of the Trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly beginning in September, 2005.

Advances from borrowers for taxes and insurance decreased by $158,000 from $189,000 at December 31, 2005 to $31,000 at September 30, 2006. The $158,000
decrease is a normal trend, as escrows typically accumulate funds in the first part of the year for the payment of real estate taxes generally in late summer, and then begin accumulating again. Interest payable increased by $363,000 from $245,000 at December 31, 2005 to $608,000 at September 30, 2006, primarily a result of deposit growth.

Stockholders' equity at September 30, 2006 was $26.4 million compared to $26.0 million at December 31, 2005, an increase of $408,000. Retained earnings increased by the amount of net income or $780,000, partially offset by $413,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2005 to September 30, 2006, stockholders' equity increased by $273,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $143,000. Accumulated comprehensive loss decreased by $118,000 due to an increase in the fair value of securities available for sale, net of related tax effect. The Company reclassified $589,000 or 71,422 unearned incentive plan shares to additional paid-in capital as of January 1, 2006 in accordance with SFAS No. 123(R). Treasury stock increased from $6.2 million at December 31, 2005 to $6.5 million at September 30, 2006 as a result of purchases of 33,250 shares of stock in the open market for $390,000, partially offset by the issuance of 10,000 shares as a result of stock option exercises.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Net income for the nine months ended September 30, 2006 decreased by $185,000 or 19.2% from $965,000 for the nine months ended September 30, 2005 to $780,000 for the nine months ended September 30, 2006. The decrease in net income is primarily due to an increase in noninterest expense partially offset by an increase in net interest income and noninterest income, and decreases in the provision for loan losses and income tax expense.

Net interest income increased $347,000 or 6.2% from $5.6 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $2.7 million partially offset by an increase of $2.4 million in interest expense. The Company's net interest margin was 3.15% and 3.43% during the nine months ended September

30, 2006 and 2005, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 20 basis points from 3.06% for the nine months ended September 30, 2005 to 2.86% for the nine months ended September 30, 2006. The average rate paid on interest bearing liabilities increased by 86 basis points, while the average rate earned on interest bearing assets increased by 67 basis points. The average balances of interest bearing assets for the nine month period ending September 30, 2006 increased by $33.8 million to $251.8 million compared to $218.0 million in average earning assets for the nine month period ending September 30, 2005. Interest bearing liabilities increased by $43.8 million from $187.1 million for the nine month period ended September 30, 2005 to $230.9 million for the nine month period ended September 30, 2006. The increase in interest bearing assets and liabilities was primarily due to the acquisition of Rantoul First Bank in October, 2005.

Total interest and dividend income increased by $2.7 or 29.2% from $9.3 million for the nine months ended September 30, 2005 to $12.0 million for the nine months ended September 30, 2006. The increase of $2.7 million was primarily due to increases in loan interest income and interest. The increase of $2.6 million in loan interest income was primarily due to a $45.6 million increase in the average loan balance and by an increase in the average loan rate of 18 basis points. Interest and dividend income from securities increased by $92,000 due to an increase of 86 basis points in the average rate, partially offset by a decrease of $12.5 million in the average balance of investments. Interest income from deposits with financial institutions increased by $24,000 primarily due to an increase in average rate of 215 basis points, partially offset by a decrease of $875,000 in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $21,000 from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 due to a decrease in average rate of 186 basis points, partially offset by an increase in the average balance of $1.6 million.

Interest expense increased by $2.4 million or 64.4% from $3.7 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006. This increase was primarily due to an increase of $2.1 million in interest on deposits, and by a $257,000 increase in interest on Federal Home Loan Bank advances and other debt. The $2.1 million increase in interest expense on deposits was primarily due to an increase of 110 basis points in the average rate paid on deposits, and by an increase of $42.3 million in the average balance of interest bearing deposits. The $257,000 increase in interest on Federal Home Loan Bank advances and other debt was due to a $1.5 million increase in the average balance as well as a 61 basis point increase in average interest rate.

For the nine months ended September 30, 2006 and 2005, the provision for losses on loans was $163,000 and $287,000, respectively. The provision for the nine months ended September 30, 2006 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2006, its allowance for loan losses was adequate.

Noninterest income increased $113,000 or 4.5% from $2.5 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006. The increase was primarily a result of increases in customer service fees, other service charges and fees, and other income, partially offset by decreases in net realized gains on sales of available-for-sale securities, net servicing income and abstract and title fees. Customer service fees increased by $125,000 from $681,000 for the nine months ended September 30, 2005 to $806,000 for the nine months ended September 30, 2006, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $143,000 from $536,000 for the nine months ended September 30, 2005 to $679,000 for the nine months ended September 30, 2006 primarily due to increases in debit card fees and loan-related fees, including fees earned from commissions on gap insurance, which is an insurance product offered to auto loan customers to provide coverage for the "gap" between insurance coverage and loan payoff in the event of total loss on a vehicle. There were no net realized gains on sales of available-for-sale securities for the nine months ended September 30, 2006 compared to $118,000 in gains generated from the sales of equity securities for the nine months ended September 30, 2005. Net loan servicing fees declined by $42,000 from $374,000 for the nine months ended September 30, 2005 to $332,000 for the nine months ended September 30, 2006 primarily due to a decline in the agricultural servicing portfolio. Abstracting and title fees decreased by $38,000 from $280,000 for the nine months ended September 30, 2005 to $242,000 for the nine months ended September 30, 2006, due to a reduced dollar volume of business in 2006. Other noninterest income increased by $45,000 from $77,000 for the nine months ended September 30, 2005 to $122,000 for the nine months ended September 30, 2006 primarily due to increases in trust fees, ATM fees, and safety deposit lock box fees and an increase in earnings in cash surrender value of bank owned life insurance.

Total noninterest expenses were $7.4 million for the nine months ended September 30, 2006 as compared to $6.6 million for the nine months ended September 30, 2005. The primary reasons for the $843,000 increase were increases in salaries and employee benefits, net occupancy expense, equipment expense, data processing expense, and other expenses, partially offset by reductions in amortization of loan servicing rights and marketing expense. Salaries and employee benefits increased by $416,000 from $3.5 million for the nine months ended September 30, 2005 to $3.9 million for the nine months ended September 30, 2006, as a result of an increase in salaries, director fees, health insurance expense, and incentive plan expense. A $305,000 increase in salaries was primarily a result of the addition of nine full-time employees and one part-time employee as a result of the purchase of Rantoul First Bank in October, 2005, and from the addition of three full-time employees and one part-time employee from the addition of the Martinsville branch which opened in May, 2006. Director fees increased primarily due to the addition of a director to the Board of Directors as a result of the acquisition of Rantoul First Bank in October, 2005. Health insurance expense increased as a result of an increase in premiums and the addition of the employees from Rantoul and Martinsville. Incentive plan expense increased as a result of accruals related to shares of Company stock awarded in December, 2005 to members of the Board of Directors and management which will vest according to a defined schedule based on meeting defined financial performance goals over the next five year period.

Net occupancy expense increased by $191,000 from $310,000 for the nine months ended September 30, 2005 compared to $501,000 for the nine months ended September 30, 2006. This increase can be attributed to an increase in real estate taxes for the Savoy branch, additional occupancy expenses associated with the addition of the Rantoul and Martinsville locations, as well as the expansion of the Paris facility, and additional building rent expense in 2006. In late 2005, the Company completed a property exchange to acquire the adjoining property to the current Operations Center for the building currently housing the main office of the Bank in Paris, Illinois. This exchange of property provided the area needed for the expansion and renovation to convert the Operations Center into the new main bank office in Paris, Illinois. As part of the agreement, the Company leased the building which formerly housed the main office until completion of the construction project in early third quarter of 2006. The move to the new facility was substantially complete at the end of July, 2006. Equipment expense increased by $142,000 primarily as a result of upgrades in equipment to the Company's ATM network, increased software usage fees associated with loan processing systems, and an increase in depreciation expense. Data processing fees increased by $106,000 primarily due to increases in the number of accounts and transactions from the Rantoul acquisition, an increase in data processing fees related to internet banking, and an increase in billings associated with ATM processing.

Professional fees increased by $35,000 from $331,000 for the nine months ended September 30, 2006 to $366,000 for the nine months ended September 30, 2006, primarily due to increased legal and accounting fees in 2006, partially offset by a reduction in consulting fees. Marketing expense declined by $44,000 from $222,000 for the nine months ended September 30, 2005 to $178,000 for the nine months ended September 30, 2006 due to the use of marketing consultants in 2005 to develop a product manual. Amortization of loan servicing rights decreased by $197,000 from $380,000 for the nine months ended September 30, 2005 to $183,000 for the nine months ended September 30, 2006, as result of the reduction in amortizable loan servicing assets. Other expenses increased by $148,000 from $764,000 for the nine months ended September 30, 2005 to $912,000 for the nine months ended September 30, 2006. This increase was primarily attributable to an increase in loan origination expenses related to servicing released loans which are sold into the secondary market, and increases in trust department expense, corporate filing fees, and an increase in postage and telephone expense due to the addition of the Rantoul and Martinsville branches. Bank fees assessed by the Federal Reserve also increased in 2006 due to the conversion to web-based processing which allows for electronic delivery of cash letters in image form.

Income tax expense was $195,000 for the nine months ended September 30, 2006 as compared to $269,000 for the nine months ended September 30, 2005. The decrease of $74,000 in income tax expense was primarily due to a reduction in income before income taxes of $259,000 from $1.2 million for the nine months ended September 30, 2005 compared to $975,000 for the nine months ended September 30, 2006.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Net income for the three months ended September 30, 2006 increased by $10,000 or 3.8% from $262,000 for the three months ended September 30, 2005 to $272,000 for the three months ended September 30, 2006. The increase in net income is primarily due to increases in net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense.

Net interest income increased $129,000 or 6.9% from $1.9 million for the three months ended September 30, 2005 to $2.0 million for the three months ended September 30, 2006. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $1.0 million partially offset by an increase of $907,000 in interest expense. The Company's net interest margin was 3.08% and 3.38% during the three months ended September 30, 2006 and 2005, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 26 basis points from 3.04% for the three months ended September 30, 2005 to 2.78% for the three months ended September 30, 2006. The average rate paid on interest bearing liabilities increased by 100 basis points, while the average rate earned on interest bearing assets increased by 74 basis points. The average balances of interest bearing assets for the three month period ending September 30, 2006 increased by $37.9 million to $258.6 million compared to $220.7 million in average earning assets for the three month period ending September 30, 2005. Interest bearing liabilities increased by $44.3 million from $194.1 million for the three month period ended September 30, 2005 to $238.4 million for the three month period ended September 30, 2006. The increase in interest bearing assets and liabilities was primarily due to the acquisition of Rantoul First Bank in October, 2005, and to the issuance of $22.9 million in brokered certificates of deposit.

Total interest and dividend income increased by $1.0 million or 32.2% from $3.2 million for the three months ended September 30, 2005 to $4.3 million for the three months ended September 30, 2006. The increase of 1.0 million was primarily due to an increase in loan interest income and interest and dividend income from securities. The increase of $937,000 in loan interest income was primarily due to a $48.3 million increase in the average loan balance and by an increase in the average loan rate of 19 basis points. Interest and dividend income from securities increased by $84,000 primarily due to an increase of 115 basis points in the average rate, partially offset by a decrease of $11.0 million in the average balance of investments. Interest income from deposits with financial institutions increased by $19,000 primarily due to an increase in the average rate of 108 basis points and by a slight increase of $357,000 in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $9,000 from the three months ended September 30, 2005 to the three months ended September 30, 2006 due to a decrease in average rate of 68 basis points, offset by an increase in the average balance of $326,000.

Interest expense increased by $907,000 or 66.8% from $1.4 million for the three months ended September 30, 2005 to $2.3 million for the three months ended September 30, 2006. This increase was primarily due to an increase of $958,000 in interest on deposits, partially offset by a $51,000 decrease in interest on Federal Home Loan Bank advances and other debt. The

$958,000 increase in interest expense on deposits was primarily due to an increase of 121 basis points in the average rate paid on deposits, and by an increase of $58.9 million in the average balance of interest bearing deposits. The $51,000 decrease in interest on Federal Home Loan Bank advances and other debt was due to a decrease of $14.7 million in the average balance, offset by an increase in average interest rate of 95 basis points.

For the three months ended September 30, 2006 and 2005, the provision for losses on loans was $68,000 and $99,000, respectively. The provision for the three months ended September 30, 2006 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of September 30, 2006, its allowance for loan losses was adequate.

Noninterest income increased $49,000 or 5.8% from $848,000 for the three months ended September 30, 2005 to $897,000 for the three months ended September 30, 2006. The increase was primarily a result of increases in customer service fees and other service charges and fees, partially offset by decreases in net loan servicing fees and abstract and title fees. Customer service fees increased by $39,000 from $266,000 for the three months ended September 30, 2005 to $305,000 for the three months ended September 30, 2006, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $41,000 from $184,000 for the three months ended September 30, 2005 to $225,000 for the three months ended September 30, 2006, primarily due to an increase in loan related fees and debit card fees, and an increase in fees earned from commissions on gap insurance, which is an insurance product offered to auto loan customers to provide coverage for the "gap" between insurance coverage and loan payoff in the event of total loss on a vehicle. Net loan servicing fees decreased by $24,000 from $116,000 for the three months ended September 30, 2005 to $92,000 for the three months ended September 30, 2006 primarily due to a decrease in the agriculture servicing portfolio from 2005 to 2006.

Total noninterest expenses were $2.5 million for the three months ended September 30, 2006 as compared to $2.3 million for the three months ended September 30, 2005. The primary reasons for the $186,000 increase were increases in salaries and employee benefits, net occupancy expense, equipment expense, and data processing expense, partially offset by a reduction in professional fees and amortization of loan servicing rights. Salaries and employee benefits increased by $86,000 from $1.2 million for the three months ended September 30, 2005 to $1.3 million for the three months ended September 30, 2006, as a result of an increase in salaries, and incentive plan expense, partially offset by decreases in health insurance, ESOP expense, and training expense. A $108,000 increase in salaries was primarily a result of the addition of nine full-time and one part-time employees as a result of the purchase of Rantoul First Bank in October, 2005, the addition of three full time and one part time employee with the opening of the Martinsville branch, and the addition of three part-time temporary employees to assist in the move associated with the main office relocation in July, 2006. Incentive plan expense increased due to the accrual associated with the award of shares in December, 2005 based on meeting defined financial performance goals over a five year vesting schedule. Training expense declined from the quarter ended September 30, 2005 to the quarter ended September 30, 2006.

Net occupancy expense increased by $77,000 from $108,000 for the three months ended September 30, 2005 compared to $185,000 for the three months ended September 30, 2006. This increase can be attributed to additional occupancy expenses associated with the addition of the Rantoul and Martinsville locations, as well as additional building rent expense in 2006, and a substantial increase in real estate taxes for the Savoy branch. In late 2005, the Company completed a property exchange to acquire the adjoining property to the current Operations Center for the building currently housing the main office of the Bank in Paris, Illinois. This exchange of property provided the area needed for the expansion and renovation to convert the Operations Center into the new main bank office in Paris, Illinois. As part of the agreement, the Company rented the building then housing the main office until the move into the expanded facility in early third quarter of 2006. Equipment expense increased by $63,000 primarily as a result of upgrades in equipment to the Company's ATM network, and increased usage fees associated with loan processing and origination software. Data processing fees increased by $39,000 primarily due to the Rantoul acquisition and increased internet banking processing fees.

Professional fees decreased by $40,000 from $122,000 for the three months ended September 30, 2005 to $82,000 for the three months ended September 30, 2006, primarily due to increased legal, accounting and audit, and consulting fees in 2005 related to the Rantoul acquisition. Amortization of loan servicing rights decreased by $63,000 from $124,000 for the three months ended September 30, 2005 to $61,000 for the three months ended September 30, 2006, as result of the reduction in loan servicing assets.

Income tax expense was $58,000 for the three months ended September 30, 2006 as compared to $45,000 for the three months ended September 30, 2005. The increase of $13,000 in income tax expense was primarily due to an increase in income before income taxes of $23,000 from $307,000 for the three months ended September 30, 2005 compared to $330,000 for the three months ended September 30, 2006.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of September 30, 2006 and December 31, 2005, loan servicing rights had carrying values of $387,000 and $462,000, respectively.

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

LIQUIDITY

At September 30, 2006, the Company had outstanding commitments to originate $5.0 million in loans, and $11.0 million available to be drawn upon for open-end lines of credit. In addition, unfunded commitments include $1.1 million in checking accounts with specified amounts of overdraft protection, and $531,000 in letters of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of September 30, 2006, the total amount of certificates scheduled to mature in the following 12 months was $115.5 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at September 30, 2006 was $10.6 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At September 30, 2006, the Company had outstanding commitments to originate loans of $5.0 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.5 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $5.8 million for commercial lines of credit, $5.2 million for consumer lines of credit, and $1.1 million for unused overdraft protection on checking accounts. Outstanding commitments for letters of credit at September 30, 2006 totaled $531,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of September 30, 2006 which by their terms have contractual maturity dates subsequent to September 30, 2006:

                          Next 12   13-36     37-60   More than
                           Months   Months   Months   60 Months    Totals
                          -------   ------   ------   ---------   -------
                                       (Dollars in thousands)
UNFUNDED COMMITMENTS:
   Letters of credit       $   48    $483     $ --      $   --    $   531
   Lines of credit          7,084     201      289       3,412     10,986
   Overdraft protection     1,053      --       --          --      1,053
                           ------    ----     ----      ------    -------
      Totals               $8,185    $684     $289      $3,412    $12,570
                           ======    ====     ====      ======    =======

The Company has a building commitment of $5.6 million for its building expansion in Paris, Illinois, of which $74,000 remains to be disbursed. The project is virtually complete, and the final turnover of the building will occur in November, 2006.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of September 30, 2006:

                                                       REQUIRED FOR ADEQUATE      TO BE WELL
                                          ACTUAL              CAPITAL            CAPITALIZED
                                     ---------------   ---------------------   --------------
        SEPTEMBER 30, 2006            Amount     %          Amount    %         Amount     %
        ------------------           -------   -----       -------   ---       -------   ----
                                                      (Dollars in thousands)
Total capital (to risk-weighted
   assets)                           $32,805   17.74       $14,795   8.0       $18,494   10.0
Tier 1 capital (to risk-weighted
   assets)                            30,491   16.49         7,398   4.0        11,096    6.0
Tier 1 capital (to average assets)    30,491   10.69        11,406   4.0        14,257    5.0

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the nine months ended September 30, 2006 and 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2006, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (d) Maximum
                                             (c) Total Number      Number of
                                                 of Shares      Shares that May
                                               Purchased as          Yet Be
            (a) Total Number   (b) Average   Part of Publicly   Purchased Under
                of Shares       Price Paid    Announced Plans      the Plans
  Period        Purchased        per Share      or Programs       or Programs
  ------    ----------------   -----------   ----------------   ---------------
 7/1/2006
    to               --              --               --             102,710
7/31/2006

 8/1/2006
    to               --              --               --             102,710
8/31/2006

 9/1/2006
    to            5,000           12.19            5,000              97,710
9/30/2006
                  -----           -----            -----             -------
  Total           5,000           12.19            5,000              97,710
                  =====           =====            =====             =======

(1) The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending April 13, 2007.

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

                                        FIRST BANCTRUST CORPORATION


Date: November 9, 2006                  /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President and Chief Executive Officer


Date: November 9, 2006                  /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral
                                        Treasurer and Chief Financial Officer