Form 10-K
period 2006-12-31
FIRST BANCTRUST CORP
filed 2007-03-28
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO __________

                        COMMISSION FILE NUMBER 000-32535

                           FIRST BANCTRUST CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED ITS CHARTER)

                DELAWARE                                          37-1406661
    (STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        101 SOUTH CENTRAL AVENUE                                    61944
            PARIS, ILLINOIS                                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-465-6381

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                             COMMON STOCK
         NASDAQ CAPITAL MARKET                       (PAR VALUE $0.01 PER SHARE)
(NAME OF EXCHANGE ON WHICH REGISTERED)                     (TITLE OF CLASS)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No  X
                                                  ---    ---

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                             ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $25,368,775 as of June 30, 2006.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,293,400 shares of common stock as of March 9, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders, scheduled for April 23, 2007, are incorporated by reference into Part III.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
Item 1.  Description of Business                                              1
Item 1A. Risk Factors                                                        35
Item 1B. Unresolved Staff Comments                                           36
Item 2.  Properties                                                          36
Item 3.  Legal Proceedings                                                   36
Item 4.  Submission of Matters to a Vote of Security Holders                 36

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                37
Item 6.  Selected Financial Data                                             38
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            38
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          38
Item 8.  Financial Statements and Supplementary Data                         39
Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         39
Item 9A. Controls and Procedures                                             39
Item 9B. Other Information                                                   40

PART III
Item 10. Directors, Executive Officers and Corporate Governance              40
Item 11. Executive Compensation                                              40
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  41

Item 13. Certain Relationships and Related Transactions, and
            Director Independence                                            41
Item 14. Principal Accountant Fees and Services                              41

PART IV
Item 15. Exhibits and Financial Statement Schedules                          41

SIGNATURES                                                                   44

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this filing may include certain forward-looking statements based on current management expectations. The forward-looking statements are identifiable by the use of the terms "believes," "expects," "anticipates," "estimates," "intends," "consider," "plans," "seeks," and similar expressions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

First BancTrust Corporation (the "Company") was incorporated in November 2000 under Delaware law. On April 18, 2001, the Company acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, ("First Bank" or the "Bank") upon the Bank's conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the "Conversion"). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on April 18, 2001. The Company sold 3,041,750 shares of common stock in the initial offering at $5 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol "FBTC". At December 31, 2006, the Company had consolidated total assets, liabilities and stockholders' equity of $311.1 million, $284.4 million, and $26.7 million, respectively.

The Company's assets on an unconsolidated basis at December 31, 2006 consisted primarily of the investment in the Bank of $31.1 million, investment in First Charter Service Corporation of $74,000, investment in ECS Service Corporation doing business as Edgar County Title of $332,000, and investment in FBTC Statutory Trust I of $186,000, interest-bearing demand deposits of $139,000, an Employee Stock Ownership Plan ("ESOP") loan to the Bank of $396,000, available-for-sale securities of $102,000, premises and equipment of $152,000, cash surrender value of life insurance of $68,000, and other assets of $318,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank and the Company's other non-bank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and finance center branch in Paris, Illinois, in Edgar County, and branch offices in Marshall and Martinsville, Illinois in Clark County, and Savoy, and Rantoul, Illinois in Champaign County. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. The Bank opened a satellite facility in May, 2006 in Martinsville, located approximately ten miles west of the Marshall branch. In September, 2003, the Bank began operations in a temporary facility in Savoy, Illinois, until the move into a permanent facility in August, 2004. The Savoy market area is immediately adjacent to the large urban markets of Champaign and Urbana, and shows strong demographic characteristics. The community has experienced higher than average population growth, resulting in new housing construction. The Savoy market is characterized by a younger population, due to its proximity to the University of Illinois in Champaign-Urbana. The majority of the labor force in this area is employed in managerial or professional occupations. In October, 2005, the Company acquired all of the outstanding common shares of Rantoul First Bank, SB, located in northern Champaign County. The transaction was accounted for as a purchase, and the entity merged into the Bank's operations at the date of acquisition. Rantoul is also adjacent to the Champaign-Urbana urban area, located approximately 15 miles north of Champaign-Urbana. In December, 2006, the Bank acquired a second Rantoul branch location and deposits from another financial institution.

As of December 31, 2006, the Bank had total assets of $310.0 million, total liabilities of $278.9 million, and total equity of $31.1 million. Total assets grew by $36.6 million, the majority from an increase in cash and cash equivalent, loans, and premises and equipment, which was primarily funded by an increase in deposits, and a reduction in investments. Net income of $1.5 million in 2006, increased by $118,000 or 8.5%, which was primarily attributable to increases in net interest income of $576,000, and noninterest income of $732,000, and a reduction in the provision for loan losses of $280,000, partially offset by increases in noninterest expense of $1.4 million and $110,000 in income tax expense.

Business of the Company

The Company's principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans and agricultural loans have been sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2006, the Company's loan portfolio including loans held for sale, totaled $188.5 million. In addition, at December 31, 2006 the Company serviced $88.5 million in loans ($81.1 million of residential loans and $7.4 million of agricultural loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2006, the Company's securities portfolio totaled $69.3 million, of which $64.5 million are designated as available for sale, and $4.8 million are designated as held to maturity. The Company also had $15.6 million invested in interest-bearing demand deposits at December 31, 2006.

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

Lending Activities

GENERAL. At December 31, 2006, the net loan portfolio before allowance for loan losses, of the Company totaled $187.7 million, representing 60.3% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2006, single-family residential loans amounted to $66.7 million or 35.4% of the total loan portfolio. Of this amount, $9.0 million consisted of second mortgage or home equity loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a limited basis, the Company offers multi-family loans and construction loans.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                  12/31/06   12/31/05   12/31/04   12/31/03   12/31/02
                                   Amount     Amount     Amount     Amount     Amount
                                  --------   --------   --------   --------   --------
Real estate loans:
   One-to-four family             $ 66,665   $ 51,823   $ 37,568   $ 36,513   $ 39,635
   Multi-family                      3,417        695        716        266        300
   Commercial                       33,751     33,244     16,902     10,124      9,756
   Construction                      2,423      2,423      1,516      2,275        724
   Agricultural loans               26,983     20,913     16,937     13,908     12,570
Commercial and industrial            7,360      7,886      6,411      6,417      6,045
Agricultural production finance     18,897     15,442     13,603     12,357     11,570
Consumer loans:
   Vehicle                          21,793     21,305     20,801     21,035     21,968
   Consumer finance                    877        872        800        823      1,005
   Share                             1,012        708        472        533        736
   Other                             3,857      3,531      3,099      3,169      2,875
Other loans                          1,600      1,677      1,769      1,983        902
                                  --------   --------   --------   --------   --------
      Total loans receivable       188,635    160,519    120,594    109,403    108,086
Less:
Undisbursed portion of loans            87        164         17         23        328
Unearned discount and fees             882        808        829        845        614
Allowance for loan losses            2,222      2,662      2,300      2,124      1,962
                                  --------   --------   --------   --------   --------
   Loans receivable, net          $185,444   $156,885   $117,448   $106,411   $105,182
                                  ========   ========   ========   ========   ========

Loans held for sale, net of unrealized losses, at December 31, 2006 amounted to $836,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.

ORIGINATION OF LOANS. The lending activities of the Company are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of procedures, including referrals from real estate brokers, builders and existing customers. The loan officers obtain financial data and credit information from the applicant, and, within their limits, make the decision to extend credit to the borrower. Loan processing personnel will order the appraisal on the property, and collect other necessary information to complete the loan documentation. Property valuations on loans over $250,000 are performed by independent outside appraisers approved by the Executive Officers. A written evaluation is required for all real estate loans in the amount of less than $250,000 by a qualified individual.

Under the real estate lending policy of the Company, a title opinion or a title insurance policy must be obtained for each real estate loan over $5,000, as well as fire and extended casualty insurance. Flood insurance is required when the property is in a flood hazard area designated by the Department of Housing and Urban Development. The Company generally does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums, although loans originated through specific programs such as Rural Development, Illinois Housing Development Authority or FHA/VA may require the use of escrow accounts.

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the collateral that will secure the loan. The Company's loan policy assigns aggregate lending limits to officers of the Company depending on the type of loan and whether the loan is secured or unsecured. Two loan officers acting in concert may combine their lending limits to approve an individual loan, up to a limit of 2.5% of qualified capital. Management has established an executive officers' loan committee, which may generally approve credit requests up to 5% of qualified capital. The Board of Directors has established a loan committee of directors, which currently includes five independent directors. The loan committee of directors will review requests that have been submitted by the executive loan committee, and can approve loans up to 10% of qualified capital. Any credit in excess of 10% of qualified capital must be approved by the executive loan committee, the directors' loan committee, and submitted to the full Board of Directors for their approval.

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

MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

                                                     At December 31, 2006
                             -------------------------------------------------------------------
                                        Commercial   Agricultural
                               Real         and       Production                Other     Total
                              Estate    Industrial      Finance     Consumer    Loans     Loans
                             --------   ----------   ------------   --------   ------   --------
                                                        (In Thousands)
AMOUNTS DUE IN:
One year or less             $ 18,098     $3,637        $12,940      $ 2,574   $   27   $ 37,276
More than one year to five
   years                       30,130      2,495          4,936       24,743       --     62,304
More than five years           85,011      1,228          1,021          222    1,573     89,055
                             --------     ------        -------      -------   ------   --------
   Total amount due          $133,239     $7,360        $18,897      $27,539   $1,600   $188,635
                             ========     ======        =======      =======   ======   ========

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2007 which have fixed interest rates or which have floating or adjustable rates.

                                                   Floating or
                                  Fixed-Rates   Adjustable-Rates     Total
                                  -----------   ----------------   --------
                                                (In Thousands)
Real estate loans:
   One-to-four family               $16,888          $42,951       $ 59,839
   Multi-family                       2,739              141          2,880
   Commercial                        15,003           11,944         26,947
   Construction                          12              366            378
   Agricultural loans                13,662           11,435         25,097
Commercial and industrial             1,839            1,884          3,723
Agricultural production finance       3,733            2,224          5,957
Consumer loans:
   Vehicle                           21,039               --         21,039
   Consumer finance                     754               --            754
   Share                                 50                7             57
   Other                              3,065               50          3,115
Other loans                              --            1,573          1,573
                                    -------          -------       --------
      Total loans receivable        $78,784          $72,575       $151,359
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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2006, $66.7 million or 35.4% of the total loan portfolio consisted of single-family residential loans. Of this amount, $9.0 million consisted of second mortgage or home equity loans.

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

The Company's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 5 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company's fixed-rate conventional loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells a majority of qualifying fixed-rate conventional loans with terms greater than 10 years in the secondary market. At December 31, 2006, $22.6 million, or 33.9% of the Company's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three or five years which adjusts on an annual basis thereafter. The Company's adjustable-rate single-family residential real estate loans generally have a cap of 1% or 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2006, $44.0 million or 66.1% of the Company's single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2006, the Company's second mortgage or home equity loans amounted to $9.0 million or 4.8% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it may limit the total loan-to-value ratio to 80%. These loans typically have ten-year terms with an interest rate adjustment after five years. Home equity lines-of-credit are also offered to qualified applicants to fund up to 100% of the equity in the borrower's home, based on the appraised value of the property, if the Company holds the first mortgage on the property. For all others, the maximum loan-to-value is eighty percent of the appraised value of the property. Home equity lines-of-credit are adjustable rate products priced off of the "prime" rate, and reprice monthly.

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

COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company's market area. Commercial real estate loans amounted to $33.8 million or 17.9% of the total loan portfolio as of December 31, 2006 with an average loan balance of approximately $134,000.

The Company's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential loans. Loans secured by raw land cannot exceed 65% of the appraised value, and loans secured by real estate to be used for land development can not exceed 75% loan-to-value. The maximum term of the Company's commercial real estate loans cannot exceed 30 years. Generally, terms for commercial real estate loans are not longer than 10 years, and are based on an amortization schedule of up to thirty years. At December 31, 2006, fixed rate commercial real estate loans totaled $21.0 million, while adjustable rate commercial real estate loans totaled $12.8 million.

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

AGRICULTURAL REAL ESTATE LOANS. At December 31, 2006, the Company's agricultural loans amounted to $27.0 million or 14.3% of the total loan portfolio. The Company's agricultural loans are primarily secured by farmland located in its market area and other counties in east-central Illinois and western Indiana. The Company's adjustable rate agricultural real estate loans have interest rates which generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 or 30 years. A portion of these agricultural real estate loans also include a balloon payment after 10 years. Fixed rate agricultural real estate loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. The Company's lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

Many agricultural real estate loans to farmers have been underwritten by agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. By way of example, assume that the Company originates a conforming $100,000 agricultural loan, secures a 90% guarantee from Farmers Home Loan Administration, and subsequently sells $90,000 of the loan in the secondary market with servicing retained. Assume that the borrower defaults on the loan, and the value of the property is $50,000. The Company would purchase the $90,000 portion from the investor, foreclose on the loan, and sell the property for $50,000. This would result in an initial loss to the Company of $50,000. However, as a result of the government guarantee, the Company would be reimbursed $45,000, representing 90% of its loss of $50,000. The Company's out of pocket loss in this example would be $5,000. Likewise, if the Company holds the example loan which carries the 90% guarantee in its own portfolio, the loss to the Company would also be limited to $5,000, after filing the claim with Farmers Home Loan Administration. If the Company originates an agricultural loan which qualifies for the agency guarantee, it may originate the loan with a loan-to-value of 90% of the lesser of the appraised value or purchase price of the property. At December 31, 2006, the guaranteed amount of $6.7 million on farmland loans of $7.4 million were owned by various investors. Additionally, farmland loans of $5.2 million are included in the Company's agricultural real estate portfolio, of which $4.7 million are guaranteed by the Farmers Home Loan Administration.

COMMERCIAL AND INDUSTRIAL LOANS. At December 31, 2006, the Company's commercial and industrial loans amounted to $7.4 million or 3.9% of the Company's loan portfolio. Types of commercial loans in the portfolio at December 31, 2006 include short-term working capital loans and term loans for capital purchases, secured by inventory, accounts receivable, fixtures, or equipment. The Company's commercial and industrial loans typically have a term of up to seven years and may have either floating rates tied to the Company's internal prime rate or fixed rates of interest. The Company's commercial and industrial loans are made to small to medium-sized businesses within the Company's market area. A substantial portion of the Company's small business loans are secured by perfected security interests in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

AGRICULTURAL PRODUCTION FINANCE LOANS. At December 31, 2006, the Company's agricultural production finance loans amounted to $19.0 million or 10.0% of the total loan portfolio. Generally these loans are extended to farmers in the Company's market area and other counties in Illinois and Indiana for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company's agricultural production finance loans generally have terms of one, three or five years, although loans secured by farm equipment may extend to seven years or longer. The maximum term for equipment secured loans will be tied directly to the useful life of the underlying collateral but cannot exceed 15 years. The interest rate is increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management's review of the borrower's business plan, prior performance, marketability of crops, and current market prices. The Company will examine recent financial statements and shall evaluate cash flow analysis and debt-to-net worth and liquidity ratios. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farmland.

The Company's agricultural production finance loans may be originated under terms, conditions and documentation which allow them to qualify for a guarantee by the Farmers Home Loan Administration, and/or to be sold to a variety of investors in the secondary market. These qualifying loans also carry a government guarantee of up to 90% of any loss.

CONSUMER LOANS. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2006, $27.5 million or 14.6% of the Company's total loan portfolio consisted of consumer loans.

The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.

The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to six years for new vehicles or used vehicles (model year 2004 and newer) and up to five years for older used vehicles. Vehicle loans amounted to $21.8 million or 11.6% of the total loan portfolio at December 31, 2006. All of the Company's vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2006, the Company's consumer finance loans amounted to $877,000 or 0.5% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.

The Company offers loans secured by deposit accounts in the Company, which amounted to $1.0 million or 0.5% of the Company's total loan portfolio at December 31, 2006. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other consumer loans consist primarily of unsecured personal loans and other loans. These loans amounted to $3.9 million or 2.0% of the total loan portfolio at December 31, 2006.

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

REAL ESTATE CONSTRUCTION LOANS. At December 31, 2006, the Company had approximately $2.4 million or 1.3% of total loans in single-family residential construction loans. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Frequently, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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

MULTI-FAMILY RESIDENTIAL LOANS. The Company also has a relatively small amount of multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2006, the Company had $3.4 million in multi-family residential mortgage loans which amounted to 1.8% of the total portfolio.

OTHER LOANS. The Company's other loans amounted to $1.6 million or 0.9% of the total loan portfolio at December 31, 2006. The majority of this balance represents a participation interest in an industrial revenue bond for a local hospital.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company may receive loan origination fees or "points" for originating mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. A document preparation fee is generally assessed on consumer loan originations of $85 per loan for consumer non-mortgage originations, while second mortgages may be assessed a loan document preparation fee of $150 per origination and first mortgages may be assessed a loan document fee of $250 per loan. Community Finance, a division of the Bank, generally charges a loan document preparation fee of $25.

LOAN SERVICING. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2006, the Company was servicing $88.5 million of loans for others. Of this amount, $81.1 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $7.4 million.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $366,000 of real estate owned and other assets at December 31, 2006. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                      December 31, 2006
                                  ---------------------------------------------------------
                                      30-59 Days          60-89 Days       90 or More Days
                                       Overdue             Overdue             Overdue
                                  -----------------   -----------------   -----------------
                                            Percent             Percent             Percent
                                           of Total            of Total            of Total
                                  Amount     Loans    Amount     Loans    Amount     Loans
                                  ------   --------   ------   --------   ------   --------
                                                        (In Thousands)
Real estate loans:
   One-to-four family             $  754     0.40%    $  426     0.23%    $  176     0.09%
   Commercial                        194     0.10%       212     0.11%       546     0.29%
   Construction                       --       --         --       --         --       --
   Agricultural loans                301     0.16%        --       --         --       --
Commercial and industrial             --       --        383     0.20%       223     0.12%
Agricultural production finance      134     0.07%        --       --        246     0.13%
Consumer loans:
   Vehicle                           269     0.14%       139     0.07%        78     0.04%
   Consumer finance                   --       --          1     0.00%        --       --
   Other                              20     0.01%         4     0.00%        37     0.02%
                                  ------     ----     ------     ----     ------     ----
   Total loans                    $1,672     0.88%    $1,165     0.61%    $1,306     0.69%
                                  ======     ====     ======     ====     ======     ====

NON-PERFORMING ASSETS. The following table presents information with respect to the Bank's nonperforming assets at the dates indicated.

                                                          At December 31,
                                            ------------------------------------------
                                             2006     2005     2004     2003     2002
                                            ------   ------   ------   ------   ------
                                                          (In Thousands)
NON-PERFOMING LOANS:
90 Days Delinquent and Non-accrual loans:
   Real estate loans:
      One-to-four family                    $  176   $  306   $  202   $  567   $  692
      Commercial                               546      510       --      302       --
      Construction                              --       --      108      113      114
      Agricultural loans                        --       64       --       --       --
   Commercial and industrial                   223      421       --       --       12
   Agricultural production finance             246       --       19       32      577
   Consumer loans:
      Vehicle                                   78       94       97       89       97
      Consumer finance                          --        1       14       15       19
      Other                                     37       23        3        8        9
Troubled debt restructurings                   532       94    1,128    1,403      888
                                            ------   ------   ------   ------   ------
   Total non-performing loans                1,838    1,513    1,571    2,529    2,408
                                            ------   ------   ------   ------   ------
Real estate owned (1)                          366      267      190       96      185
                                            ------   ------   ------   ------   ------
   Total nonperforming assets (2)           $2,204   $1,780   $1,761   $2,625   $2,593
                                            ======   ======   ======   ======   ======
Total nonperforming loans as a percentage
   of  total loans                            0.98%    0.95%    1.31%    2.35%    2.25%
Total nonperforming assets and troubled
   debt restructurings as a percentage of
   total assets                               0.71%    0.65%    0.76%    1.16%    1.28%

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

An alternate method used to determine necessary reserve levels is to evaluate the collateral securing each classified loan to determine if a collateral "shortfall" exists. If a shortfall is identified, then a specific reserve amount for this amount should be established. Historical loss percentages by loan category are calculated by using a five-year average of actual loss experience, although these percentage amounts may be adjusted to reflect changes such as a change in the composition of the loan portfolio or a change in economic conditions. These defined percentages are applied to the remainder of the institution's loan portfolio.

The Company's total classified loans, which include impaired loans, at December 31, 2006, amounted to $11.8 million, $5.6 million of which was classified as substandard, $188,000 of which was classified doubtful, $36,000 of which was classified loss, and $6.0 million of which was classified as special mention or potential problem loans. Classified loans at December 31, 2005 were $13.9 million, $5.8 million of which was classified substandard, $372,000 of which was classified doubtful, $86,000 of which was classified loss, and $7.7 million of which was classified special mention or potential problem loans. Of the $11.8 million classified assets at December 31, 2006, $1.3 million were nonperforming loans as of December 31, 2006. The remaining $10.5 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.

Specific reserve amounts identified by the collateral shortfall method amounted to $1.1 million. Included in the classified loans of $11.8 million were nonresidential real estate loans of $4.9 million, agricultural production finance loans totaling $2.9 million, commercial loans of $1.3 million, one-to-four family real estate loans of $1.7 million, farmland loans of $539,000, and consumer loans of $510,000. Of the $2.9 million in classified agricultural production loans, $1.9 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $1.7 million. Also included in classified loans were farmland loans of $388,000 which had guarantees by the Farmers Home Administration in the amount of $349,000.

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

The specific allowances are calculated by applying loss factor percentages to outstanding loans included in the classification of assets, based on the classification category of each loan. Changes in risk grades of these loans affect the amount of the specific allowance. Loss factors for the formula allowance are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. The adjustments to the historical loss experience are based on an evaluation of national and local economic trends, trends in delinquencies and chargeoffs, trends in volume and terms of loans, changes in underwriting standards, and industry conditions. The specific allowance is then calculated alternatively by looking at each loan specifically and evaluating the collateral securing the loan to determine if a shortfall of collateral exists. A specific allowance under this method includes the shortfall amount. The resulting specific allowance amount calculated under both methods is evaluated by the asset classification committee which includes upper management to determine the amount of needed reserves for the loans which are classified. A general reserve amount is calculated for the remainder of the loan portfolio using percentages calculated from actual historical loss experience. The total reserve amount is then formulated by adding the specific reserve relating to the classified loans, and the general reserve pertaining to the rest of the loan portfolio.

While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2006 and 2005, the allowance for loan losses was 1.18% and 1.67%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                             December 31,
                                  -------------------------------------------------------------------------------------------------
                                         2006                2005                2004                2003                2002
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                             % of                % of                % of                % of                % of
                                             Loans               Loans               Loans               Loans               Loans
                                              in                  in                  in                  in                  in
                                             Each                Each                Each                Each                Each
                                           Category            Category            Category            Category            Category
                                              to                  to                  to                  to                  to
                                             Total               Total               Total               Total               Total
                                  Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                  ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                            (In Thousands)
Allocated:
Real estate loans:
   One-to-four family             $  260     35.35%   $  318     32.29%   $  224     31.15%   $  154     33.38%   $  207     36.68%
   Multi-family                        7      1.81%        2      0.43%        2      0.59%        2      0.24%        2      0.28%
   Commercial                        609     17.89%      866     20.71%      745     14.02%      349      9.25%      332      9.03%
   Construction                        5      1.28%       60      1.51%       56      1.26%       60      2.08%        2      0.67%
   Agricultural loans                 78     14.30%       84     13.03%       52     14.04%       91     12.71%       89     11.63%
Commercial and industrial            417      3.90%      466      4.91%      376      5.32%      351      5.87%      230      5.59%
Agricultural production finance      310     10.02%      330      9.62%      320     11.28%      503     11.29%      496     10.70%
Consumer loans:
   Vehicle                           421     11.55%      420     13.27%      414     17.25%      506     19.23%      480     20.32%
   Consumer finance                   21      0.46%       42      0.54%       36      0.66%       41      0.75%       55      0.93%
   Share                              --      0.54%       --      0.44%       --      0.39%       --      0.49%       --      0.68%
   Other                              76      2.04%       55      2.20%       56      2.57%       68      2.90%       70      2.66%
Other loans                           18      0.86%       19      1.05%       19      1.47%       --      1.81%       --      0.83%
Unallocated:                          --        --        --        --        --        --        --        --        --        --
                                  ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                  $2,222    100.00%   $2,662    100.00%   $2,300    100.00%   $2,125    100.00%   $1,963    100.00%
                                  ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                       Year Ended December 31,
                                        ----------------------------------------------------
                                          2006       2005       2004       2003       2002
                                        --------   --------   --------   --------   --------
                                                           (In Thousands)
Total loans outstanding                 $187,666   $159,547   $119,748   $108,535   $107,144
Average loans outstanding, net           174,375    131,405    111,445    105,773    105,171
Balance at beginning of period             2,662      2,300      2,125      1,963      1,657
CHARGE-OFFS:
Real estate loans:
   One-to-four family                         74         72         78        118         31
   Multi-family                               --         --         --         --         --
   Commercial                                137         91         67         --          3
   Construction                               --         --         --         --         --
   Agricultural loans                         --         --         --         --          2
Commercial and industrial                    310         --         75         35        140
Agricultural production finance               28         --         14        234         --
Consumer loans:
   Vehicle                                   139        206        156        214        211
   Consumer finance                           23         20         34         10         67
   Share                                      --         --         --         --         --
   Other                                      62         50         14         48         72
                                        --------   --------   --------   --------   --------
      Total charge-offs                      773        439        438        659        526
                                        --------   --------   --------   --------   --------
RECOVERIES:
Real estate loans:
   One-to-four family                         11          1          8         --          6
   Multi-family                               --         --         --         --         --
   Commercial                                 --         12          1         --          1
   Construction                               --         --         --         --         --
   Agricultural loans                         --          7         --         --         28
Commercial and industrial                     --         --          3          5         13
Agricultural production finance               --          2         --         11         --
Consumer loans:
   Vehicle                                    45         48         52         47         46
   Consumer finance                           15         11         23         23         15
   Share                                      --         --         --         --         --
   Other                                      32         10         11          7          5
                                        --------   --------   --------   --------   --------
      Total recoveries                       103         91         98         93        114
                                        --------   --------   --------   --------   --------
Net charge-offs                             (670)      (348)      (340)      (566)      (412)
Provision for loan losses                    230        510        515        728        718
Acquired through business
   combination                                --        200         --         --         --
                                        --------   --------   --------   --------   --------
Balance at end of period                $  2,222   $  2,662   $  2,300   $  2,125   $  1,963
                                        ========   ========   ========   ========   ========
Allowance for loan losses as a
   percent of total loans outstanding       1.18%      1.67%      1.92%      1.96%      1.83%
                                        ========   ========   ========   ========   ========
Allowance for loan losses as a
   percent of total non-performing
   loans                                  120.89%    175.94%    146.40%    188.72%    129.83%
                                        ========   ========   ========   ========   ========
Ratio of net charge-offs to
   average loans outstanding                0.38%      0.26%      0.31%      0.54%      0.39%
                                        ========   ========   ========   ========   ========

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

                                                       December 31,
                             ---------------------------------------------------------------
                                     2006                  2005                  2004
                             -------------------   -------------------   -------------------
                             Amortized     Fair    Amortized     Fair    Amortized     Fair
                                Cost      Value       Cost      Value       Cost      Value
                             ---------   -------   ---------   -------   ---------   -------
                                                      (In Thousands)
AVAILABLE FOR SALE:
U.S. Treasuries               $ 3,869    $ 3,456    $ 3,820    $ 3,527    $ 3,838    $ 3,920
Federal agencies                6,967      7,014      8,483      8,375      7,000      6,949
State and municipal            12,351     12,405     13,181     13,252     10,540     10,876
Mortgage-backed securities     40,767     39,957     51,138     50,369     60,625     60,800
Equity securities               1,685      1,683        903        901      1,252      1,399
                              -------    -------    -------    -------    -------    -------
Total                         $65,639    $64,515    $77,525    $76,424    $83,255    $83,944
                              =======    =======    =======    =======    =======    =======
HELD TO MATURITY:
Mortgage-backed securities    $ 4,780    $ 4,662    $ 3,437    $ 3,384    $ 4,778    $ 4,831
                              -------    -------    -------    -------    -------    -------
Total                         $ 4,780    $ 4,662    $ 3,437    $ 3,384    $ 4,778    $ 4,831
                              =======    =======    =======    =======    =======    =======

The following table sets forth the amount of the Company's available-for-sale debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company's debt securities at December 31, 2006.

                                           Weighted             Weighted             Weighted             Weighted
                                 Under 1    Average     1-5      Average     5-10     Average   Over 10    Average
Available-for-sale securities      Year      Yield     Years      Yield     Years      Yield     Years      Yield     Total
-----------------------------    -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                       (In Thousands)
U.S. Treasuries                  $     0              $ 3,456     3.92%    $     0               $    0              $ 3,456
Federal agencies                     495     3.00%      5,528     3.08%        991     4.00%          0                7,014
State and municipal                   75     4.63%      1,949     4.24%      7,508     3.62%      2,873     4.21%     12,405
Mortgage-backed securities (1)    10,140     4.49%     25,217     4.45%      4,593     4.35%          7     5.13%     39,957
                                 -------              -------              -------               ------              -------
Total                            $10,710              $36,150              $13,092               $2,880              $62,832
                                 =======              =======              =======               ======              =======

(1) The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current interest rate environment. The assumption rates vary by the individual security.

The mortgage-backed securities include $19.0 million in adjustable rate securities which typically have longer stated final maturities, but will have rate adjustments within the next three years. The fixed rate mortgage-backed securities have relatively short projected remaining lives, generally less than fifteen years.

The following table sets forth the amount of the Company's held-to-maturity debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006. The amounts reflect the amortized cost of the Company's debt securities at December 31, 2006.

                                           Weighted             Weighted             Weighted             Weighted
                                 Under 1    Average     1-5      Average     5-10     Average   Over 10    Average
Held-to-maturity securities        Year      Yield     Years      Yield     Years      Yield     Years      Yield     Total
---------------------------      -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                       (In Thousands)
Mortgage-backed securities (1)     $717      5.04%     $2,930     5.00%     $1,133     4.50%      $--                 $4,780
                                   ----                ------               ------                ---                 ------
Total                              $717                $2,930               $1,133                $--                 $4,780
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

The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Company to re-invest at current rates. This is beneficial in a rising interest rate environment. During 2006, proceeds generated from repayments and maturities of available-for-sale and held-to-maturity securities totaled $18.7 million compared to $25.0 million in 2005. Of the $18.7 million, repayments on mortgage-backed securities amounted to $10.9 million. Net amortization of premiums and discounts on securities decreased to $49,000 in 2006 compared to $67,000 in 2005, as prepayments slowed somewhat during 2006.

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

Sources of Funds

GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds and other sources and on a longer-term basis for general business purposes. For a discussion of commitments and credit risk, see note 26 to the consolidated financial statements.

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

The following table shows the distribution of and certain other information relating to the Company's average deposits for the years 2006, 2005 and 2004 by the type of deposits indicated.

                                           December 31, 2006                December 31, 2005                December 31, 2004
                                    ------------------------------   ------------------------------   ------------------------------
                                               Percent                           Percent                          Percent
                                               of Total   Weighted              of Total   Weighted              of Total   Weighted
                                     Average   Average     Average    Average    Average    Average    Average    Average    Average
                                     Balance   Deposits     Rate      Balance   Deposits     Rate      Balance   Deposits     Rate
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                             (In Thousands)
Money market deposits               $ 21,164     10.05%     2.62%    $ 15,841      9.41%     1.99%    $  9,818      6.18%     1.32%
Savings deposits                      12,449      5.91%     0.83%      12,225      7.26%     0.85%      11,989      7.55%     0.96%
NOW and other demand deposits         27,219     12.93%     1.02%      36,990     21.97%     1.05%      47,268     29.76%     1.11%
Non-interest bearing deposits         21,423     10.18%     0.00%      17,357     10.31%     0.00%      15,104      9.51%     0.00%
                                    --------    ------      ----     --------    ------      ----     --------    ------      ----
      Total                           82,255     39.07%     1.14%      82,413     48.95%     0.98%      84,179     53.00%     0.91%

Certificate accounts
   Three months or less                3,515      1.67%     4.50%         356      0.21%     1.45%         387      0.24%     1.09%
   Over three through six months      25,341     12.04%     4.91%       3,926      2.33%     2.73%       2,020      1.27%     1.17%
   Over six through twelve months     43,298     20.56%     4.19%      29,696     17.64%     2.69%      26,699     16.81%     1.84%
   Over one to three years            27,576     13.10%     3.56%      26,698     15.86%     2.59%      19,298     12.15%     2.41%
   Over three to five years           15,861      7.53%     4.18%      12,828      7.62%     4.33%      14,082      8.87%     4.33%
   Over five years                    12,690      6.03%     4.42%      12,435      7.39%     4.35%      12,170      7.66%     4.35%
                                    --------    ------      ----     --------    ------      ----     --------    ------      ----
      Total certificates             128,281     60.93%     4.23%      85,939     51.05%     3.14%      74,656     47.00%     2.84%

      Total average deposits        $210,536    100.00%     3.02%    $168,352    100.00%     2.08%    $158,835    100.00%     1.82%
                                    ========    ======      ====     ========    ======      ====     ========    ======      ====

The following table shows the interest rate and maturity information for the Company's certificates of deposits at December 31, 2006.

                                   Maturity Date
                ---------------------------------------------------
                One Year   Over 1-2   Over 2-3    Over 3
Interest Rate    or Less     Years      Years     Years      Total
-------------   --------   --------   --------   -------   --------
                                   (In Thousands)
0.00% - 1.99%   $    437    $    --    $   --    $    --   $    437
2.00% - 3.99%     23,084      5,423     3,491      2,764     34,762
4.00% - 5.99%    103,601      7,557     4,441      8,924    124,523
6.00% - 7.99%          4         --        --         --          4
                --------    -------    ------    -------   --------
                $127,126    $12,980    $7,932    $11,688   $159,726
                ========    =======    ======    =======   ========

As of December 31, 2006, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $61.7 million. This amount included three brokered certificates totaling $27.8 million, of which $22.8 million mature in the first quarter of 2007, and $4.9 million mature in 2010. The following table presents the maturity of these time certificates of deposits at December 31, 2006.

                                  December 31, 2006
                                  -----------------
                                    (In Thousands)
3 months or less                       $30,990
Over 3 months through 6 months           6,969
Over 6 months thruogh 12 months         10,586
Over 12 months                          13,126
                                       -------
   Total                               $61,671
                                       =======

RETURN ON EQUITY AND ASSETS

                                               2006    2005    2004    2003    2002
                                              -----   -----   -----   -----   -----
Return on assets (net income divided by
   average total assets)                       0.40%   0.52%   0.54%   0.90%   0.64%
Return on equity (net income divided by
   average equity)                             4.26%   4.66%   4.58%   7.38%   4.77%
Dividend payout ratio (total dividends paid
   divided by net income                      48.62%  46.64%  46.82%  23.05%  21.57%
Equity to assets ratio (average equity
   divided by average total assets)            9.27%  11.08%  11.84%  12.19%  13.52%

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

At December 31, 2006, the Company had $32.8 million of FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Some of the advances are "rate-locked" for a determined time period, between one and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $32.8 million in fixed term advances, $14.0 million are within the "lock-out" period and $11.5 million has passed the "rate-lock" period, but are currently fixed rate advances. The remaining $7.3 million advances are fixed term advances. The Company also has access to an open-end, variable rate line of credit with the FHLB, which had a zero balance at December 31, 2006. The open-end line of credit is subject to daily interest rate adjustments, and generally is used for short-term funding needs.

The following schedule presents FHLB advances at December 31, 2006 by maturity date:

                      Interest   Fixed or       Maturity      First Convertible       Amount
Date of Advance         Rate     Variable         Date               Date         (in thousands)
---------------       --------   --------   ---------------   -----------------   --------------
February, 1998          5.32%     Fixed     February, 2008    February, 2003          $ 1,500
February, 2001          4.86%     Fixed     February, 2011    February, 2004           10,000
March, 2003             3.35%     Fixed     March, 2008                                 2,000
October, 2003           3.61%     Fixed     October, 2008                                 300
September, 2001         3.12%     Fixed     September, 2011                             5,000
September, 2006         4.12%     Fixed     September, 2016   September, 2007          14,000
Open line of credit     5.50%    Variable                                                  --
                                                                                      -------
                                                                                      $32,800
                                                                                      =======

The Company also occasionally purchases federal funds to fund short-term cash requirements, although at December 31, 2006 there were no purchased federal funds.

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

Market Area

The Company is headquartered in Paris, Illinois, with regular branches in Marshall and Martinsville in Clark County, and Savoy and Rantoul in Champaign County, Illinois. The Company's primary retail market area encompasses all of adjoining Clark and Edgar Counties, where the home office the Marshall and Martinsville offices, and the Community Finance Center are located, as well as Champaign County where the branches of Savoy and Rantoul are located, and Vermilion County which is adjacent to both Edgar and Champaign Counties. In August, 2004, the Company relocated the Savoy operation to a permanent facility in a retail area in Savoy. In October, expansion into Rantoul was accomplished with the acquisition of the Rantoul First Bank. In December, 2006, an additional Rantoul location was added as a block of deposits were acquired from another local financial institution. The Company's primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole. Champaign County is located in central Illinois and includes the urban markets of Champaign and Urbana, as well as the University of Illinois, which is the area's largest employer. The workforce in this area is primarily employed in professional, managerial, and sales positions. Vermilion County is located immediately north of Edgar County, and to the east of Champaign County.

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

Personnel

As of December 31, 2006, the Company, including the Bank and the Company's subsidiary, ECS Service Corporation, doing business as Edgar County Title, had 90 full-time and 25 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

At December 31, 2006, the Company had three subsidiaries, the Bank, ECS Service Corporation, and First Charter Service Corporation. While the Bank's subsidiary, Community Finance Center, Incorporated was dissolved as a corporation in May, 2005, Community Finance continues to provide retail consumer loans as a division of the bank. In 2005, the Company also formed FBTC Statutory Trust I ("Trust"), which is an unconsolidated wholly owned subsidiary formed to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company also acquired the subsidiary, Rantoul First Financial, as a part of the acquisition of Rantoul First Bank in October, 2005. Rantoul First Financial provided investment and brokerage services to Rantoul First Bank, and was dissolved in early 2006.

ECS Service Corporation is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company's customers. ECS Service Corporation generated net income of approximately $49,000 and $60,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

First Charter Service Corporation is an Illinois chartered corporation which formerly provided retail sales of uninsured investment products to the Company's customers. Investment and brokerage services are now provided by First Advisors Financial Group, and First Charter is currently in an inactive status. First Charter generated a net income of $582 and a net loss of $488 for the years ended December 31, 2006 and 2005, respectively.

Rantoul First Financial, acquired with the purchase of Rantoul First Bank in October, 2005, generated no net income for 2006 and $8,000 net income for the year ended December 31, 2005. As previously stated, the corporation Rantoul First Financial was dissolved in 2006.

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

FIRST BANCTRUST CORPORATION

GENERAL. The Company is a bank holding company and a financial holding company, and as such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank is chartered under Illinois law, the Company is also subject to regulation by the Division of Banking of the Illinois Department of Financial and Professional Regulation under the Illinois Savings Bank Act.

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

CAPITAL REQUIREMENTS. In 2006, the Federal Reserve Board approved a final rule that expanded the definition of a small bank holding company under the Board's Small Bank Holding Company Policy Statement, which, among other things, exempts certain bank holding companies from the capital requirements on a consolidated and bank holding company only basis. The exemption applies only to bank holding companies with less than $500 million in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company currently qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis.

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

FIRST BANK & TRUST

GENERAL. First Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by a deposit insurance fund administered the FDIC. As an FDIC insured, Illinois-chartered savings bank, the Bank is subject to examination, supervision, reporting and enforcement requirements of the Division of Banking of the Illinois Department of Financial and Professional Regulation, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the Illinois Division of Banking and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Illinois Division of Banking and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

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

The Illinois Division of Banking has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Division of Banking. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Division of Banking. The Illinois Division of

Banking also assesses fees for examinations conducted by the Illinois Division of Banking's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2006, First Bank paid approximately $44,000 in supervisory fees.

INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the deposit insurance fund, which is administered by the Federal Deposit Insurance Corporation. The Bank's deposits previously were insured under the Savings Association Insurance Fund. However, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), during 2006 the Savings Association Insurance Fund was merged with the Bank Insurance Fund to create a single deposit insurance fund. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks.

Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2006, FICO payments approximated 1.43 basis points per dollar of insured deposits and the premium paid by the Bank for this period was $23,700.

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

Refer to Bank capital amounts and ratios in Note 15 of the consolidated financial statements for the Bank's capital ratios.

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

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Dividends may be paid by a savings bank out of its net profits. Written approval of the Illinois Division of Banking is required if a savings bank has total capital of less than 6% of total assets and the dividend to be declared in any year exceeds 50% of the savings bank's net profits for the year. The approval of the Director of the Illinois Division of Banking also is required before dividends may be declared that exceed a savings bank's net profits in any year. In 2006, First Bank declared and paid dividends to the Company of $1.4 million.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2006, the Bank had $32.8 million of Federal Home Loan Bank advances. See Note 11 to Financial Statements.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. In addition, all borrowings from the Chicago Federal Home Loan Bank must be supported by capital stock holdings not less than 5% of borrowings. At December 31, 2006, the Bank had $3.7 million in Federal Home Loan Bank stock, which was in compliance with these requirements.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on the Bank's stock was 3.35% in 2006 and 4.32% in 2005.

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

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 2006, the Community Reinvestment Act rating of the Bank was satisfactory.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. During 2006, no reserves were required to be maintained on the first $7.8 million of net transaction accounts, reserves of 3% were required to be maintained against the next $40.5 million and reserves of 10% were required to be maintained on net transaction accounts in excess of $48.3 million. The Company applied for and received permission from the Federal Reserve to employ a deposit reclassification process whereby a portion of our transaction accounts can be classified as savings deposits, which are not subject to Reserve Requirements. As a result of this reclassification, at December 31, 2006 total reserves required to be maintained by the Federal Reserve Board were only $38,000. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

RECENT ACCOUNTING PRONOUNCEMENTS.

In September, 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is evaluating the impact of the adoption of EITF 06-4 on its financial position, results of operations, and cash flows.

Item 1A. Risk Factors

Information relating to Risk Factors is included in the Registrant's 2006 Annual Report to Stockholders attached hereto as Exhibit 13 ("2006 Annual Report to Stockholders") on pages 37 through 42 under the caption "Risk Factors", and is incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information relating to the Bank's offices at December 31, 2006.

                                                     Net Book Value of
                                                        Property and
                                           Lease         Leasehold
                             Owned or   Expiration    Improvements at      Deposits as of
Location                      Leased       Date      December 31, 2006   December 31, 2006
--------                     --------   ----------   -----------------   -----------------
101 South Central Avenue     Owned          --             $6,503             $112,983
Paris, Illinois 61944

610 North Michigan Avenue    Owned          --                593               56,905
Marshall, Illinois 62441

1251 Woodfield Drive         Leased      8/31/2009            228               26,973
Savoy, Illinois 61874

1500 East Grove Avenue       Owned          --              1,303               29,521
Rantoul, Illinois 61866

10 East Cumberland Street    Owned          --                329                3,438
Martinsville, Illinois
62442

826 West Champaign           Leased      4/15/2007             --               12,783
Rantoul, Illinois 61866

208 West Washington Street   Owned          --                139                   --
Paris, Illinois 61944

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

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Information relating to the market for Registrant's common stock and related stockholder matters is under "Shareholder Information" in the 2006 Annual Report to Stockholders attached hereto as Exhibit 13 ("2006 Annual Report to Stockholders") on pages 91 and 92 and is incorporated herein by reference.

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

(b) Not Applicable.

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended December 31, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   (d) Maximum
                                              (c) Total Number      Number of
                                                  of Shares      Shares that May
                                                Purchased as          Yet Be
             (a) Total Number   (b) Average   Part of Publicly   Purchased Under
                 of Shares       Price Paid    Announced Plans      the Plans
Period           Purchased       per Share       or Programs       or Programs
------       ----------------   -----------   ----------------   ---------------
 10/1/2006
    to
10/31/2006            --              --               --             97,710

 11/1/2006
    to
11/30/2006            --              --               --             97,710

 12/1/2006
    to
12/31/2006        25,500           11.56           25,500             72,210

   Total          25,500           11.56           25,500             72,210

(1) The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending April 13, 2007.

Item 6. Selected Financial Data

The above captioned information appears under the caption "Selected Financial Data" in the 2006 Annual Report to Stockholders on page 1 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The above captioned information appears under the caption "Management's Discussion and Analysis" in the 2006 Annual Report to Stockholders on pages 2 to 37 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the year ended December 31, 2006.

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

The Company's key interest rate risk management tactics consist primarily of:
(i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial and consumer loans for the in-house portfolio, although this is dependent largely on the market for such loans; (iii) selling longer-term fixed-rate one-to-four family mortgage loans in the secondary market; and (iv) investing primarily in U.S. government agency instruments and mortgage-backed securities. The above captioned information appears under the caption "Management's Discussion and Analysis--Management of Interest Rate Risk" in the 2006 Annual Report to Stockholders on pages 34 to 37 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheets of First BancTrust Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, 2005, and 2004 together with the report of BKD, LLP appears in the 2006 Annual Report to Stockholders on pages 43 to 90 and is incorporated herein by reference. The Supplementary Data required by Item 8 is incorporated by reference from Note 30 to the financial statements contained in the Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.

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

Item 9B. Other Information

     Not Applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2007 ("Proxy Statement"), filed on March 19, 2007 with the Securities and Exchange Commission, under the captions "The Audit Committee" and "Audit Committee Financial Expert" on page 7, "Code of Ethics" on page 9, "Election of Directors" on page 9, and "Compliance With Section 16" on page 26. Information on our Executive Officers appears under the caption "Backgrounds of Our Executive Officers" on page 19 of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to executive compensation is incorporated herein by reference from the Registrant's Proxy Statement in the section "Compensation Discussion and Analysis" on pages 15 through 24, and "Compensation Committee Interlocks and Insider Participation" on page 25. The information appearing under the caption "Compensation Committee Report" on page 25 is furnished but shall not be deemed "filed" or incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except as specifically set forth therein.

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

EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of securities
                                                             Weighted-average        remaining available for
                                  Number of securities to    exercise price of     future issuance under equity
                                  be issued upon exercise       outstanding       compensation plans (excluding
                                  of outstanding options,        options,             securities reflected
                                    warrants and rights     warrants and rights       in the first column)
                                  -----------------------   -------------------   -----------------------------
Equity compensation plans
   approved by security holders           304,174                  $9.87                     2,094(1)
Equity compensation plans not
   approved by security holders                --                     --                        --
                                          -------                  -----                     -----
Total                                     304,174                  $9.87                     2,094(1)
                                          =======                  =====                     =====

(1) As of December 31, 2006, 119,576 shares of restricted stock had been granted, which are excluded from the total.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Transactions With Certain Related Persons." The information relating to director independence is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Role and Composition of the Board of Directors."

Item 14. Principal Accountant Fees and Services

The information relating to principal accountant fees and services is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Item 2. Ratification of Auditors."

Item 15. Exhibits and Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements

          Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2006 Annual Report to Stockholders.

Independent Accountants' Report                                              43
Consolidated Balance Sheets as of December 31, 2006 and 2005               44-45
Consolidated Statements of Income for the years ended December 31, 2006
   2005, and 2004                                                          46-47
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2006, 2005,  and 2004                                      48-49
Consolidated Statements of Cash Flows for the years ended December 31,
   2006, 2005,  and 2004                                                   50-51
Notes to Consolidated Financial Statements                                 52-90

          The remaining information appearing in the 2006 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

4.1    Trust Preferred Securities Indenture +

10.1   Employment Agreement between First BancTrust Corporation, First Bank &
       Trust, s.b. and Terry J. Howard**(1)

10.2   Severance Agreement between First BancTrust Corporation, First Bank &
       Trust, s.b. and Larry W. Strohm (1) (filed herewith)

10.3   2002 Stock Option Plan***(1)

10.4   Form of Stock Option Agreement *****(1)

10.5   2002 Recognition and Retention Plan and Trust Agreement***(1)

10.6   First BancTrust Corporation Deferred Compensation Plan **** (1)

10.7   Amendment Number One to First BancTrust Corporation Deferred Compensation
       Plan **** (1)

10.8   Trust Preferred Securities Subscription Agreement +

10.9   Trust Preferred Securities Declaration of Trust +

10.10  Trust Preferred Securities Guarantee Agreement +

13.0   2006 Annual Report to Stockholders (filed herewith)

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

+ Incorporated herein by reference from the Registrant's Form 10-K filed on March 28, 2006.

(1)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First BancTrust Corporation


Date: March 27, 2007                    /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 27, 2007                    /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Date: March 27, 2007                    /s/ John W. Welborn
                                        ----------------------------------------
                                        John W. Welborn, Director
                                        Chairman of the Board of Directors


Date: March 27, 2007                    /s/ Vick N. Bowyer
                                        ----------------------------------------
                                        Vick N. Bowyer, Director


Date: March 27, 2007                    /s/ David W. Dick
                                        ----------------------------------------
                                        David W. Dick, Director

Date: March 27, 2007                    /s/ James D. Motley
                                        ----------------------------------------
                                        James D. Motley, Director


Date: March 27, 2007                    /s/ Joseph R. Schroeder
                                        ----------------------------------------
                                        Joseph R. Schroeder, Director


Date: March 27, 2007                    /s/ Terry T. Hutchison
                                        ----------------------------------------
                                        Terry T. Hutchison, Director


Date: March 27, 2007                    /s/ John P. Graham
                                        ----------------------------------------
                                        John P. Graham, Director


Date: March 27, 2007                    /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral, Chief Financial
                                        Officer and Treasurer (Principal
                                        Accounting and Financial Officer)