Form 10-Q
period 2007-03-31
FIRST BANCTRUST CORP
filed 2007-05-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

AS OF MAY 9, 2007, THE REGISTRANT HAD OUTSTANDING 2,293,400 SHARES OF COMMON STOCK.

                           First BancTrust Corporation

                           Form 10-Q Quarterly Report

             Index                                                          Page
             -----                                                          ----
PART I - Financial Information

   Item 1    Financial Statements
             Condensed Consolidated Balance Sheets                            1
             Condensed Consolidated Statements of Income                      2
             Condensed Consolidated Statements of Cash Flows                  3
             Notes to Condensed Consolidated Financial Statements             5
   Item 2    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9
   Item 3    Quantitative and Qualitative Disclosures About Market Risk      18
   Item 4    Controls and Procedures                                         18

PART II - Other Information

   Item 1    Legal Proceedings                                               19
   Item 1A   Risk Factors                                                    19
   Item 2    Unregistered Sales of Equity Securities and Use of Proceeds     19
   Item 3    Defaults Upon Senior Securities                                 20
   Item 4    Submission of Matters to a Vote of Security Holders             20
   Item 5    Other Information                                               20
   Item 6    Exhibits                                                        20

SIGNATURES                                                                   21

CERTIFICATIONS                                                               22

                           FIRST BANCTRUST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                       MARCH 31,
                                                          2007      DECEMBER 31,
                                                      (unaudited)       2006
                                                      -----------   ------------
ASSETS
   Cash and due from banks                              $  7,294      $ 13,216
   Interest-bearing demand deposits                        2,714        15,575
                                                        --------      --------
      Cash and cash equivalents                           10,008        28,791
   Available-for-sale securities                          62,521        64,515
   Held-to-maturity securities (fair value of
      $5,543 and $4,662)                                   5,677         4,780
   Loans held for sale, net of unrealized loss of
      $2 and $3                                              340           836
   Loans, net of allowance for loan losses of
      $2,222 and $2,222                                  194,168       185,444
   Premises and equipment                                 10,829        11,017
   Federal Home Loan Bank stock                            3,749         3,749
   Foreclosed assets held for sale, net                      453           366
   Interest receivable                                     2,631         2,919
   Deferred income taxes                                   1,618         1,490
   Loan servicing rights                                     336           351
   Cash surrender value of life insurance                  5,054         5,008
   Goodwill                                                  541           541
   Core deposit intangibles                                  740           764
   Other assets                                              510           487
                                                        --------      --------
         Total assets                                   $299,175      $311,058
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits
      Demand                                            $ 19,990      $ 25,033
      Savings, NOW and money market                       64,967        57,844
      Time                                               138,775       159,726
                                                        --------      --------
         Total deposits                                  223,732       242,603
   Short term borrowings                                     225            --
   Federal Home Loan Bank advances and
      other borrowings                                    40,300        32,800
   Junior subordinated debentures                          6,186         6,186
   Pass through payments received on loans sold               32           122
   Advances from borrowers for taxes and insurance           385           148
   Interest payable                                          396           929
   Other                                                   1,374         1,614
                                                        --------      --------
         Total liabilities                               272,630       284,402
                                                        --------      --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000
      shares authorized and unissued
   Common stock, $.01 par value, 5,000,000 shares
      authorized; 3,041,750 shares issued;
      2,293,400 and 2,318,700 shares outstanding              30            30
   Additional paid-in capital                             14,924        14,834
   Retained earnings                                      19,721        19,693
   Unearned employee stock ownership plan shares -
      60,892 and 68,494 shares                              (352)         (396)
   Accumulated other comprehensive loss                     (652)         (679)
   Treasury stock, at cost - 748,350 and 723,050
      shares                                              (7,126)       (6,826)
                                                        --------      --------
         Total stockholders' equity                       26,545        26,656
                                                        --------      --------
         Total liabilities and stockholders' equity     $299,175      $311,058
                                                        ========      ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands of dollars except share data)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                              2007      2006
---------------------------                             ------   -------
INTEREST AND DIVIDEND INCOME
   Loans
      Taxable                                           $3,440    $2,818
      Tax exempt                                            14        15
   Securities
      Taxable                                              627       734
      Tax exempt                                           119       130
   Dividends on Federal Home Loan Bank stock                35        50
   Deposits with financial institutions and other           88        27
                                                        ------    ------
         Total interest and dividend income              4,323     3,774
                                                        ------    ------
INTEREST EXPENSE
   Deposits                                              1,955     1,193
   Federal Home Loan Bank advances and other debt          444       564
                                                        ------    ------
         Total interest expense                          2,399     1,757
                                                        ------    ------
NET INTEREST INCOME                                      1,924     2,017
PROVISION FOR LOAN LOSSES                                  132        45
                                                        ------    ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,792     1,972
                                                        ------    ------
NONINTEREST INCOME
   Customer service fees                                   265       229
   Other service charges and fees                          221       182
   Net gains on loan sales                                  60        57
   Loan servicing fees                                     103       128
   Brokerage fees                                           15        21
   Abstract and title fees                                  81        79
   Increase in cash surrender value of life
      insurance                                             55        51
   Other                                                    50        38
                                                        ------    ------
         Total noninterest income                          850       785
                                                        ------    ------
NONINTEREST EXPENSE
   Salaries and employee benefits                        1,291     1,328
   Net occupancy expense                                   209       145
   Equipment expense                                       267       237
   Data processing fees                                    168       148
   Professional fees                                       103       159
   Foreclosed assets expense, net                            4        19
   Marketing expense                                        59        61
   Printing and office supplies                             39        41
   Amortization of loan servicing rights                    45        60
   Other expenses                                          279       291
                                                        ------    ------
         Total noninterest expense                       2,464     2,489
                                                        ------    ------
INCOME BEFORE INCOME TAX                                   178       268

INCOME TAX EXPENSE                                          11        41
                                                        ------    ------
NET INCOME                                              $  167    $  227
                                                        ======    ======
BASIC EARNINGS PER SHARE                                $ 0.08    $ 0.10
                                                        ======    ======
DILUTED EARNINGS PER SHARE                              $ 0.07    $ 0.10
                                                        ======    ======
DIVIDENDS PER SHARE                                     $ 0.06    $ 0.06
                                                        ======    ======

See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FIRST BANCTRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31                               2005      2006
---------------------------                             --------   -------
OPERATING ACTIVITIES
   Net income                                                167   $   227
   Items not requiring (providing) cash
      Depreciation and amortization                          207       127
      Provision for loan losses                              132        45
      Loss (gain) on foreclosed assets, net                   (1)        9
      Amortization of premiums and discounts on
         securities, net                                      16         7
      Amortization of loan servicing rights                   45        60
      Deferred income taxes                                 (146)      (26)
      Amortization of intangible assets                       24        16
      Net gains on loan sales                                (60)      (57)
      Compensation expense related to ESOP and
         incentive plan                                      134       143
      Loans originated for sale                           (3,037)   (2,506)
      Proceeds from sales of loans originated for
         sale                                              3,564     2,759

      Changes in
         Interest receivable                                 288       328
         Cash surrender value of life insurance              (46)      (45)
         Other assets                                        (23)      180
         Interest payable                                   (533)       18
         Other liabilities                                  (240)      128
                                                        --------   -------
            Net cash provided by operating activities        491     1,413
                                                        --------   -------
INVESTING ACTIVITIES
   Purchases of available-for-sale securities                (73)   (1,745)
   Proceeds from maturities of available-for-sale
      securities                                           2,096     3,888
   Purchases of held-to-maturity securities                 (989)       --
   Proceeds from maturities of held-to-maturity
      securities                                              91       106
   Net change in loans                                    (8,970)   (6,421)
   Proceeds from sales of foreclosed assets                   28        86
   Purchases of premises and equipment                       (19)   (2,957)
   Capitalized interest                                       --       (29)
                                                        --------   -------
            Net cash used in investing activities         (7,836)   (7,072)
                                                        --------   -------

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money
      market, NOW and savings accounts                  $  2,080   $(2,793)
   Net increase (decrease) in certificates of deposit    (20,951)      580
   Net increase in short-term borrowings                     225     1,500
   Proceeds from Federal Home Bank advances                7,500     1,500
   Net change in pass through payments received on
      loans sold                                             (90)       23
   Net change in advances from borrowers for taxes
      and insurance                                          237       246
   Purchase of treasury stock                               (300)       --
   Dividends paid                                           (139)     (142)
                                                        --------   -------
      Net cash provided by (used in) financing
         activities                                      (11,438)      914
                                                        --------   -------
DECREASE IN CASH AND CASH EQUIVALENTS                    (18,783)   (4,745)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              28,791    12,447
                                                        --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 10,008   $ 7,702
                                                        ========   =======
SUPPLEMENTAL CASH FLOWS INFORMATION

   Interest paid (net of capitalized interest)          $  2,932   $ 1,739

   Income taxes paid (net of refunds)                   $     13   $   150

   Real estate and other property acquired in
      settlement of loans                               $    114   $    15

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2007. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 - Newly Adopted Accounting Pronouncement

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Note 3 - Junior Subordinated Debentures

Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I (Trust). The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The Trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the Trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly. Interest expense generated by the debentures for both of the three months ended March 31, 2007 and 2006 totaled $90,000.

Note 4 - Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $89,000 and $94,000 for the three-month periods ended March 31, 2007 and 2006.

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

Note 5 - Earnings per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2007 and 2006. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                                Weighted     Per
                                                                Average     Share
                                                     Income      Shares    Amount
                                                    --------   ---------   ------
FOR THE THREE MONTHS ENDED MARCH 31, 2007:

Basic Earnings Per Share:
   Income available to common stockholders          $   167    2,196,706    $0.08

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                 53,371
   Stock Options                                                  36,801
                                                    -------    ---------    -----
Diluted Earnings per Share:
   Income available to common stockholders and
      assumed conversions                           $   167    2,286,878    $0.07
                                                    =======    =========    =====
FOR THE THREE MONTHS ENDED MARCH 31, 2006:

Basic Earnings Per Share:
   Income available to common stockholders          $   227    2,205,681    $0.10

Effect of Dilutive Securities:
   Unearned recognition and retention plan shares                 76,025
   Stock Options                                                  47,371
                                                    -------    ---------    -----
Diluted Earnings per Share:
   Income available to common stockholders and
      assumed conversions                           $   227    2,329,077    $0.10
                                                    =======    =========    =====

Note 6 - Comprehensive Income

Comprehensive income for the three month periods ended March 31, 2007 and 2006 is listed as follows:

                                                THREE MONTHS
                                               ENDED MARCH 31
                                               --------------
                                                2007    2006
                                               -----   ------
NET INCOME                                     $ 167   $ 227
                                               -----   ------
OTHER COMPREHENSIVE INCOME
   Unrealized appreciation (depreciation) on
      available-for-sale securities               27    (172)
                                               -----   ------
                                                  27    (172)
                                               -----   ------
COMPREHENSIVE INCOME                           $ 194   $  55
                                               =====   ======

Note 7 - Authorized Share Repurchase Program

On April 13, 2006, the Board of Directors authorized the open-market stock repurchase of 117,710 shares, or 5%, of the Company's outstanding stock prior to April 13, 2007. As of March 31, 2007, the Company had repurchased 70,800 shares, leaving 46,910 shares available to be repurchased under this program. Previously, the Company had completed six other repurchase programs for stock repurchases of 691,750 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, and 10,000 shares of treasury stock upon the exercise of stock options in May, 2006. On March 15, 2007, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company's outstanding shares prior to March 15, 2008. As of May 9, 2007, the Company owned a cumulative total of 748,350 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 8 - Commitments

The Company negotiated a revolving line of credit for $2,000,000 with LaSalle Bank National Association on March 13, 2007 for a term of one year. The interest rate, currently 7.09%, is subject to change monthly, and is based on the LIBOR rate plus 175 basis points. Interest payments will be due quarterly. Principal payments may be made at month end without penalty. The loan is secured by all of the First Bank & Trust, s.b. stock owned by the Company. The initial draw of $225,000 which occurred on March 31, 2007, is also the outstanding balance as of March 31, 2007.

Note 9 - Recent Accounting Pronouncements

In September, 2006, the Financial Account Standards Board (FASB) issued SFAS No. 157 "Fair Value Measurements" which defines value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008, and is not expected to have a significant impact on the Company's financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.

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

The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at March 31, 2007 to its financial condition at December 31, 2006 and the results of operations for the three-month period ending March 31, 2007 to the same period in 2006. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC ("First Advisors") whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005, and has remained inactive since that time. This discussion should be read in conjunction with the interim financial statements and notes included herein.

FINANCIAL CONDITION

Total assets of the Company decreased by $11.9 million or 3.82%, to $299.2 million at March 31, 2007 from $311.1 million at December 31, 2006. The decrease in assets was primarily due to decreases in cash and cash equivalents and available-for-sale securities, partially offset by an increase in loans, net of allowance for loan losses. The decrease in assets was primarily used to fund the reduction in deposits.

The Company's cash and cash equivalents decreased by $18.8 million from $28.8 million at December 31, 2006 to $10.0 million at March 31, 2007, a 65.2% decrease. Cash and due from banks decreased by $5.9 million or 44.8% to $7.3 million at March 31, 2007 from $13.2 million at December 31, 2006. Interest-bearing demand deposits decreased by $12.9 million or 82.6% to $2.7 million at March 31, 2007 compared to $15.6 million at December 31, 2006. The decrease in cash and cash equivalents was primarily used to funds loans and to retire maturing brokered certificates of deposit.

Available-for-sale investment securities amounted to $62.5 million at March 31, 2007 compared to $64.5 million at December 31, 2006, a $2.0 million decrease. The 3.1% decrease primarily resulted from $2.1 million in investment calls and maturities, primarily from payments on mortgage-backed securities, partially offset by investment purchases of $73,000 and an increase in the market valuation of the available-for-sale portfolio of $45,000. Held-to-maturity securities increased by $897,000 from $4.8 million at December 31, 2006 to $5.7 million at March 31, 2007, due to purchases of held-to-maturity securities of $989,000, partially offset by principal payments on mortgage-backed securities of $91,000.

Loans held for sale, net of unrealized loss, decreased by $496,000 from $836,000 at December 31, 2006 to $340,000 at March 31, 2007. Unrealized loss on loans held for sale at March 31, 2007 was $2,000 compared to $3,000 at December 31, 2006. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation ("FHLMC") and to the Illinois Housing Development Authority ("IHDA"). Loans held for sale at March 31, 2007 consisted of four single-family residential loans to be sold to FHLMC and IHDA.

The Company's net loan portfolio increased by $8.7 million to $194.2 million at March 31, 2007 from $185.4 million at December 31, 2006. Gross loans increased by $8.7 million while the allowance for loan losses remained constant at $2.2 million. Commercial nonresidential real estate loans increased by $2.0 million with the majority of the loan originations generated in the Savoy area. Loans secured by 1-4 family residences increased by $3.0 million, primarily due to an increase in first mortgages on 1-4 family homes in the Savoy market, and commercial real estate loans increased by $1.3 million, primarily due to new originations in Champaign County. Loans secured by farmland increased by $3.0 million from new originations primarily in Clark and Edgar counties. Agricultural production loans decreased by $552,000 due to seasonal fluctuations.

At March 31, 2007, the allowance for loan losses was $2.2 million or 1.13% of the total loan portfolio compared to the allowance for loan losses at December 31, 2006 of $2.2 million or 1.18% of the total loan portfolio. During the first three months of 2007, the Company charged off $158,000 of loan losses, of which $137,000 was attributable to one commercial credit secured by printing equipment and other business assets. The chargeoffs of $158,000 were partially offset by $26,000 in recoveries from consumer loans, primarily vehicle loans. The net chargeoffs of $132,000 for the first three months of 2007 increased by $98,000 when compared to net chargeoffs of $34,000 for the first three months of 2006. The Company's nonperforming loans and troubled debt restructurings increased to $2.3 million or 1.17% of total loans at March 31, 2007 compared to $1.8 million or 0.98% as a percentage of total loans at December 31, 2006. The Company's loans delinquent 90 days and over at March 31, 2007 total $1.8 million and include $1.0 million in commercial real estate loans, $329,000 in commercial loans, $205,000 in 1-4 family residential loans, $96,000 in consumer loans, and $71,000 in farmland loans, and $37,000 in agricultural production loans. The Company's troubled debt restructurings of $550,000 at March 31, 2007 consist primarily of two restructured commercial loans. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.

Premises and equipment decreased by $188,000 from $11.0 million at December 31, 2006 to $10.8 million at March 31, 2007, primarily due to depreciation expense of $207,000, partially offset by equipment additions of $20,000. Net foreclosed assets held for sale, totaling $453,000 at March 31, 2007 increased $87,000, or 23.8%, compared to $366,000 at December 31, 2006. As of March 31, 2007, the Company had real estate properties totaling $298,000 consisting of four residential properties, four commercial properties, and two vacant lots. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $288,000 from $2.9 million at December 31, 2006 to $2.6 million at March 31, 2007, a 9.9% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes increased by $128,000 from $1.5 million at December 31, 2006 to $1.6 million at March 31, 2007, primarily as a result of deferred income taxes related to temporary timing differences.

The Company's total deposits totaled $223.7 million at March 31, 2007 compared to $242.6 million at December 31, 2006, a decrease of $18.9 million. The 7.8% decrease in total deposits was due to a $5.0 million decrease in non-interest bearing deposits, and by a $21.0 million decrease in certificates of deposit, partially offset by and increase in savings, NOW and money market accounts of $7.1 million. The decrease of $5.0 million in demand deposits was primarily due to a shift in deposits from demand to NOW accounts, as checking products targeting seniors were reformatted. Savings accounts also increased by $2.5 million primarily due to a promotion highlighting the "Pay Yourself Savings" account to attract lower cost deposits. Time deposits decreased by $21.0 million from $159.7 million at December 31, 2006 to $138.8 million at March 31, 2007, primarily due to the reduction in brokered certificates of deposit. Brokered certificates of deposit totaling $22.9 million maturing in the first three months of 2007 were not renewed. The reductions in certificates were primarily funded by the reduction of cash and cash equivalents, and by the increase in Federal Home Loan Bank advances.

Short term borrowings increased by $225,000 due to the Company securing a line of credit from LaSalle Bank National Association. The revolving line of credit was approved for $2.0 million, and is secured by the First Bank & Trust, s.b. stock owned by the Company. Federal Home Loan Bank advances increased by $7.5 million from $32.8 million at December 31, 2006 to $40.3 million at March 31, 2007. A new convertible advance of $5.0 million was obtained in March, 2007 with a lock out rate of 4.13% for one year. After the lock out term of one year has passed, the Federal Home Loan Bank has the option to convert the advance to a quarterly adjustable advance, with the option of prepayment available if that should occur. Existing advances include $14.0 million which is still within the lock-out period, and advances of $11.5 million have passed the initial lock-out period and are subject to possible conversion quarterly. Fixed rate, fixed term advances at March 31, 2007 total $7.3 million, and the line of credit has a balance of $2.5 million. The total average rate of all advances was 4.28% as of March 31, 2007. The increase in borrowings was used primarily to reduce brokered certificates of deposit and to fund loan growth.

Junior subordinated debentures remained constant at $6.2 million at March 31, 2007 compared to December 31, 2006. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company's investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly.

Advances from borrowers for taxes and insurance increased by $237,000 from $148,000 at December 31, 2006 to $385,000 at March 31, 2007. The $237,000
increase is a normal trend, as escrows typically accumulate funds in the first quarter of the year for the payment of real estate taxes later in the year. Interest payable decreased by $533,000, or 57.4% from $929,000 at December 31, 2006 to $396,000 at March 31, 2007 primarily a result of the reduction in balances of certificates of deposits.

Stockholders' equity at March 31, 2007 was $26.5 million compared to $26.7 million at December 31, 2006, a decrease of $111,000. Retained earnings increased by the amount of net income or $167,000, partially offset by $139,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2006 to March 31, 2007, stockholders' equity increased by $89,000, and as shares from the incentive plan were earned by participants for the same period, stockholders' equity increased by $44,000. Accumulated comprehensive income (loss) increased by $27,000 due to an increase in the fair value of securities available for sale, net of related tax effect. Treasury stock increased by $300,000 due to the repurchase of 25,300 shares of stock for $300,000.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

Net income for the three months ended March 31, 2007 decreased by $60,000 or 26.4% from $227,000 for the three months ended March 31, 2006 to $167,000 for the three months ended March 31, 2007. The decrease in net income is primarily due to an increase in provision for loan losses and a decrease in net interest income, partially offset by an increase in noninterest income and decreases in the noninterest expense and income tax expense.

Net interest income decreased $93,000 or 4.6% from $2.0 million for the three months ended March 31, 2006 to $1.9 million for the three months ended March 31, 2007. The primary reasons for the decrease in net interest income was an increase in interest expense of $642,000 partially offset by an increase in total interest and dividend income of $549,000. The Company's net interest margin was 2.89% and 3.31% during the three months ended March 31, 2007 and 2006, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 46 basis points from 3.03% for the three months ended March 31, 2006 to 2.57% for the three months ended March 31, 2007. The average rate paid on interest bearing liabilities increased by 77 basis points, while the average rate earned on interest bearing assets increased by 31 basis points. The average balances of interest bearing assets for the three month period ending March 31, 2007 increased by $22.2 million to $266.2 million compared to $244.0 million in average earning assets for the three month period ending March 31, 2006. Interest bearing liabilities increased by $22.1 million from $222.4 million for the three month period ended March 31, 2006 to $244.5 million for the three month period ended March 31, 2007. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to the acquisition of $13.0 million in Rantoul deposits in December, 2006 from another local financial institution.

Total interest and dividend income increased by $549,000 or 14.5% from $3.8 million for the three months ended March 31, 2006 to $4.3 million for the three months ended March 31, 2007. The increase of $549,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions, partially offset by a reduction in interest and dividend income from securities. The increase of $621,000 in loan interest income was primarily due to a $29.0 million increase in the average loan balance and by an increase in the average loan rate of 24 basis points. Interest and dividend income from securities decreased by $118,000 primarily due to a decrease of $8.3 million in the average balance of investments, and by a decrease of 12 basis points in the average rate. Interest income from deposits with financial institutions increased by $61,000 primarily due to an increase in average rate of 82 basis points, and by an increase of $4.4 million in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $15,000 from the three months ended March 31, 2006 to the three months ended March 31, 2007 due to a decrease in the average balance of $2.9 million, partially offset by an increase in the average rate of 70 basis points.

Interest expense increased by $642,000 or 36.5% from $1.8 million for the three months ended March 31, 2006 to $2.4 million for the three months ended March 31, 2007. This increase was primarily due to an increase of $762,000 in interest on deposits, which was partially offset by a $120,000 decrease in interest on Federal Home Loan Bank advances and other debt. The $762,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 101 basis points, and by an increase in the average balance of interest bearing deposits of $35.1 million. The $120,000 decrease in interest on Federal Home Loan Bank advances and other debt was due to a decrease in the average balance of $13.0 million, which was partially offset by an increase in average interest rate of 19 basis points.

For the three months ended March 31, 2007 and 2006, the provision for losses on loans was $132,000 and $45,000, respectively. The provision for the three months ended March 31, 2007 was based on the Company's analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company's management believes that, as of March 31, 2007, its allowance for loan losses was adequate.

Noninterest income increased $65,000 or 8.3% from $785,000 for the three months ended March 31, 2006 to $850,000 for the three months ended March 31, 2007. The increase was primarily a result of increases in customer service fees and other service charges and fees, partially offset by a decrease in loan servicing fees. Customer service fees increased by $36,000 from $229,000 for the three months ended March 31, 2006 to $265,000 for the three months ended March 31, 2007, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $39,000 from $182,000 for the three months ended March 31, 2006 compared to $221,000 for the three months ended March 31, 2007 primarily due to increases in loan related fees. Loan servicing fees decreased by $25,000 from $128,000 for the three months ended March 31, 2006 to $103,000 for the three months ended March 31, 2007, primarily due to a $3.5 million decrease in the average balance of loans serviced for others.

Total noninterest expenses were $2.5 million for both the three months ended March 31, 2007 and for the three months ended March 31, 2006. The primary reasons for the $25,000 decrease were decreases in salaries and employee benefits, and professional fees, partially offset by increases in net occupancy expense, equipment expense, and data processing expense. Salaries and employee benefits decreased by $37,000 from $1.33 million for the three months ended March 31, 2006 to $1.29 million for the three months ended March 31, 2007, as a result of a decrease in health insurance expense, unemployment taxes and training expense.

Net occupancy expense increased by $64,000 from $145,000 for the three months ended March 31, 2006 compared to $209,000 for the three months ended March 31, 2007. This increase can be attributed to additional occupancy expenses associated with the addition of the Martinsville and Rantoul West locations, as well as the expansion of the Paris facility. Deregulation in electrical rates in the State of Illinois in 2007 also caused substantial increases in rates charged for electricity consumption. Equipment expense increased by $30,000 primarily as a result of increases in depreciation expense and increased software license fees. Data processing fees increased by $20,000 primarily due to increases in fees charged by third party service providers for the core data processing system and for the ATM network system processing.

Professional fees decreased by $56,000 from $159,000 for the three months ended March 31, 2006 to $103,000 for the three months ended March 31, 2007, primarily due to a decrease in consulting fee, primarily from the elimination of an investor relations consulting firm. Foreclosed assets decreased by $15,000 from $19,000 for the three months ended March 31, 2006 to $4,000 for the three months ended March 31, 2007. Amortization of loan servicing rights decreased by $15,000 from $60,000 for the three months ended March 31, 2006 to $45,000 for the three months ended March 31, 2007, as a result of the reduction in loan servicing assets.

Income tax expense was $11,000 for the three months ended March 31, 2007 as compared to $41,000 for the three months ended March 31, 2006. The decrease of $30,000 in income tax expense was primarily due to a reduction in income before income taxes of $90,000 from $268,000 for the three months ended March 31, 2006 compared to $178,000 for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2007 was 6.2% compared to 15.3% for the three months ended March 31, 2006. Permanent differences for the two periods were similar in amount; however, when applied against the lower income in 2007, the effect in lowering the effective tax yield was much greater.

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), for Uncertainty in Income Taxes," on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local on non-U.S. income tax examinations by tax authorities for years before 2003.

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

Loan Servicing Rights

The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of March 31, 2007 and December 31, 2006, loan servicing rights had carrying values of $336,000 and $351,000, respectively.

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

LIQUIDITY

At March 31, 2007, the Company had outstanding commitments to originate $9.5 million in loans, and $13.5 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption "Off-Balance Sheet Arrangements and Contractual Commitments". As of March 31, 2007, the total amount of certificates scheduled to mature in the following 12 months was $108.3 million. The Company believes that it has adequate resources to fund all of its commitments. The Company's most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at March 31, 2007 was $10.0 million. The Company's future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At March 31, 2007, the Company had outstanding commitments to originate loans of $9.5 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6.3 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $8.3 million for commercial lines of credit, and $5.2 million for consumer lines of credit. Outstanding commitments for letters of credit at March 31, 2007 totaled $577,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of March 31, 2007, which by their terms have contractual maturity dates subsequent to March 31, 2007:

                                                        More
                          Next 12    13-36    37-60   than 60
                           Months   Months   Months    Months    Totals
                          -------   ------   ------   -------   -------
                                      (Dollars in thousands)
UNFUNDED COMMITMENTS:
   Letters of credit       $   67   $  510    $ --     $   --   $   577
   Lines of credit          8,597       53     323      3,611    13,484
   Overdraft protection     1,166       --      --         --     1,166
                           ------   ------    ----     ------   -------
      Totals               $9,830   $1,463    $323     $3,611   $15,227
                           ======   ======    ====     ======   =======

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank's regulatory capital requirements, versus actual capital as of March 31, 2007:

                                                               REQUIRED FOR       TO BE WELL
                                                ACTUAL       ADEQUATE CAPITAL     CAPITALIZED
                                           ---------------   ----------------   --------------
             MARCH 31, 2007                 Amount     %        Amount    %      Amount     %
             --------------                -------   -----     -------   ---    -------   ----
                                                           (Dollars in thousands)
Total capital (to risk-weighted assets)    $32,918   16.99     $15,499   8.0    $19,374   10.0
Tier 1 capital (to risk-weighted assets)    30,696   15.84       7,750   4.0     11,624    6.0
Tier 1 capital (to average assets)          30,696   10.33      11,884   4.0     14,856    5.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2007 and 2006.

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

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2006. Please refer to the Company's Form 10-K for the year ended December 31, 2006 for further discussion of the Company's market and interest risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2007, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2007.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I,
Item 1A "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2006. Please refer to that section of the Company's Form 10-K for disclosures regarding risks and uncertainties related to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2007.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          (d)
                                                        (c)             Maximum
                                                   Total Number        Number of
                           (a)                       of Shares         Shares that
                          Total         (b)        Purchased as        May Yet Be
                          Number      Average    Part of Publicly      Purchased
                        of Shares   Price Paid   Announced Plans    Under the Plans
        Period          Purchased    per Share      or Programs        or Programs
        ------          ---------   ----------   ----------------   ---------------
1/1/2007 to 1/31/2007         --          --              --              72,210
2/1/2007 to 2/28/2007      6,000       11.86           6,000              66,210
3/1/2007 to 3/31/2007     19,300       11.86          19,300             164,620
                          ------       -----          ------             -------
  Total                   25,300       11.86          25,300             164,620
                          ======       =====          ======             =======

(1) The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending April 13, 2007.

(2) The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending March 15, 2008.

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

                                        FIRST BANCTRUST CORPORATION


Date: May 10, 2007                      /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President and Chief Executive Officer


Date: May 10, 2007                      /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral
                                        Treasurer and Chief Financial Officer