Form 10-Q
period 2007-06-30
FIRST BANCTRUST CORP
filed 2007-08-10
CIK 1129847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 0-32535
FIRST BANCTRUST CORPORATION
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
37-1406661
(IRS Employer Identification No.)
101 South Central Avenue
Paris, Illinois
(Address of principal executive offices)
61944
(Zip Code)
217-465-6381
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 9, 2007, the Registrant had outstanding 2,227,400 shares of common stock.

First BancTrust Corporation
Form 10-Q Quarterly Report

First BancTrust Corporation
Condensed Consolidated Balance Sheets
(in thousands of dollars except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and due from banks	$7,632	$13,216
Interest-bearing demand deposits	3,171	15,575

Cash and cash equivalents	10,803	28,791
Available-for-sale securities	51,225	64,515
Held-to-maturity securities (fair value of $5,323 and $4,662)	5,542	4,780
Loans held for sale, net of unrealized loss of $8 and $3	900	836
Loans, net of allowance for loan losses of $2,118 and $2,222	205,903	185,444
Premises and equipment	10,752	11,017
Federal Home Loan Bank stock	3,749	3,749
Foreclosed assets held for sale, net	531	366
Interest receivable	2,597	2,919
Deferred income taxes	1,782	1,490
Loan servicing rights	315	351
Cash surrender value of life insurance	5,101	5,008
Goodwill	541	541
Core deposit intangibles	716	764
Other assets	481	487

Total assets	$300,938	$311,058

Liabilities and Stockholders’ Equity
Deposits
Demand	$21,379	$25,033
Savings, NOW and money market	64,645	57,844
Time	133,994	159,726

Total deposits	220,018	242,603
Short term borrowings	965	—
Federal Home Loan Bank advances and other borrowings	45,800	32,800
Junior subordinated debentures	6,186	6,186
Pass through payments received on loans sold	30	122
Advances from borrowers for taxes and insurance	469	148
Interest payable	402	929
Other	1,348	1,614

Total liabilities	275,218	284,402

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued Common stock, $.01 par value, 5,000,000 shares authorized; 3,041,750 shares issued; 2,227,400 and 2,318,700 shares outstanding	30	30
Additional paid-in capital	14,998	14,834
Retained earnings	19,854	19,693
Unearned employee stock ownership plan shares - 53,290 and 68,494 shares	(308)	(396)
Accumulated other comprehensive loss	(946)	(679)
Treasury stock, at cost - 814,350 and 723,050 shares	(7,908)	(6,826)

Total stockholders’ equity	25,720	26,656

Total liabilities and stockholders’ equity	$300,938	$311,058

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
(in thousands of dollars except share data)
(unaudited)

Six Months Ended June 30	2007	2006

Interest and Dividend Income
Loans
Taxable	$7,183	$5,903
Tax exempt	29	30
Securities
Taxable	1,247	1,364
Tax exempt	205	262
Dividends on Federal Home Loan Bank stock	61	100
Deposits with financial institutions and other	114	58

Total interest and dividend income	8,839	7,717

Interest Expense
Deposits	3,931	2,641
Federal Home Loan Bank advances and other debt	1,009	1,111

Total interest expense	4,940	3,752

Net Interest Income	3,899	3,965
Provision for loan losses	264	95

Net Interest Income After Provision for Loan Losses	3,635	3,870

Noninterest Income
Customer service fees	575	501
Other service charges and fees	469	454
Net gains on loan sales	109	123
Net realized gains on sales of available-for-sale securities	70	—
Loan servicing fees	217	240
Brokerage fees	36	42
Abstract and title fees	172	160
Increase in cash surrender value of life insurance	110	104
Other	103	92

Total noninterest income	1,861	1,716

Noninterest Expense
Salaries and employee benefits	2,509	2,633
Net occupancy expense	417	316
Equipment expense	532	490
Data processing fees	346	299
Professional fees	232	284
Foreclosed assets expense, net	82	41
Marketing expense	118	106
Printing and office supplies	81	88
Amortization of loan servicing rights	87	122
Other expenses	568	562

Total noninterest expense	4,972	4,941

Income Before Income Tax	524	645

Income tax expense	89	137

Net Income	$435	$508

Basic Earnings Per Share	$0.20	$0.23

Diluted Earnings Per Share	$0.19	$0.22

Dividends Per Share	$0.12	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
(in thousands of dollars except share data)
(unaudited)

Three Months Ended June 30	2007	2006

Interest and Dividend Income
Loans
Taxable	$3,743	$3,085
Tax exempt	15	15
Securities
Taxable	620	630
Tax exempt	86	132
Dividends on Federal Home Loan Bank stock	26	50
Deposits with financial institutions and other	26	31

Total interest and dividend income	4,516	3,943

Interest Expense
Deposits	1,976	1,448
Federal Home Loan Bank advances and other debt	565	547

Total interest expense	2,541	1,995

Net Interest Income	1,975	1,948
Provision for loan losses	132	50

Net Interest Income After Provision for Loan Losses	1,843	1,898

Noninterest Income
Customer service fees	310	272
Other service charges and fees	248	272
Net gains on loan sales	49	66
Net realized gains on sales of available-for-sale securities	70	—
Loan servicing fees	114	112
Brokerage fees	21	21
Abstract and title fees	91	81
Increase in cash surrender value of life insurance	55	53
Other	53	54

Total noninterest income	1,011	931

Noninterest Expense
Salaries and employee benefits	1,218	1,305
Net occupancy expense	208	171
Equipment expense	265	253
Data processing fees	178	151
Professional fees	129	125
Foreclosed assets expense, net	78	22
Marketing expense	59	45
Printing and office supplies	42	47
Amortization of loan servicing rights	42	62
Other expenses	289	271

Total noninterest expense	2,508	2,452

Income Before Income Tax	346	377

Income tax expense	78	96

Net Income	$268	$281

Basic Earnings Per Share	$0.12	$0.13

Diluted Earnings Per Share	$0.12	$0.12

Dividends Per Share	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

Six Months Ended June 30	2007	2006

Operating Activities
Net income	$435	$508
Items not requiring (providing) cash
Depreciation and amortization	416	259
Provision for loan losses	264	95
Loss on foreclosed assets, net	54	16
Amortization of premiums and discounts on securities, net	31	23
Amortization of loan servicing rights	87	120
Deferred income taxes	(124)	(227)
Amortization of intangible assets	49	33
Net realized gains on available-for-sale securities	(70)	—
Net gains on loan sales	(109)	(123)
Compensation expense related to ESOP and incentive plan	252	281
Loans originated for sale	(7,391)	(7,058)
Proceeds from sales of loans originated for sale	7,385	6,625

Changes in
Interest receivable	322	245
Cash surrender value of life insurance	(93)	(89)
Other assets	6	213
Interest payable	(527)	199
Other liabilities	(266)	105

Net cash provided by operating activities	721	1,225

Investing Activities
Purchases of available-for-sale securities	(7,466)	(5,878)
Proceeds from maturities of available-for-sale securities	13,185	12,660
Proceeds from sales of available-for-sale securities	7,172	—
Purchases of held-to-maturity securities	(987)	—
Proceeds from maturities of held-to-maturity securities	227	290
Net change in loans	(21,112)	(21,742)
Proceeds from sales of foreclosed assets	170	193
Purchases of premises and equipment	(151)	(4,177)
Capitalized interest	—	(81)
Redemption of Federal Home Loan Bank stock	—	1,884
Proceeds from sales of premises and equipment	—	9

Net cash used in investing activities	(8,962)	(16,842)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$3,147	$(2,989)
Net increase (decrease) in certificates of deposit	(25,732)	20,676
Net increase (decrease) in short-term borrowings	965	(2,500)
Proceeds from Federal Home Bank advances	13,000	9,500
Repayment of Federal Home Loan Bank advances	—	(8,500)
Net change in pass through payments received on loans sold	(92)	(25)
Net change in advances from borrowers for taxes and insurance	321	334
Proceeds from stock options exercised	—	99
Purchase of treasury stock	(1,082)	(328)
Dividends paid	(274)	(283)

Net cash provided by (used in) financing activities	(9,747)	15,984

Increase (decrease) in Cash and Cash Equivalents	(17,988)	367

Cash and Cash Equivalents, Beginning of Year	28,791	12,447

Cash and Cash Equivalents, End of Year	$10,803	$12,814

Supplemental Cash Flows Information

Interest paid (net of capitalized interest)	$5,467	$3,553

Income taxes paid (net of refunds)	$245	$310

Real estate and other property acquired in settlement of loans	$388	$210
See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2007. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.
Note 2 — Newly Adopted Accounting Pronouncement
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.
Note 3 — Junior Subordinated Debentures
Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I (Trust). The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company’s investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The Trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the Trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly. Interest expense generated by the debentures for the six months ended June 30, 2007 and 2006 totaled $179,000 for both periods, and totaled $89,000 for both of the three month periods ended June 30, 2007 and 2006.
Note 4 — Short term borrowings
The Company negotiated a revolving line of credit for $2.0 million with LaSalle Bank NA on March 13, 2007 for a term of one year. The interest rate, currently 7.11%, is subject to change monthly, and is based on the LIBOR rate plus 175 basis points. Interest payments are due quarterly. Principal payments may be made at month end with penalty. The loan is secured by all of the First Bank & Trust, s.b. stock owned by the Company. As of June 30, 2007, the amounts drawn against the line of credit totaled $964,000, which was also the outstanding balance at June 30, 2007. The proceeds of the borrowing were used to repurchase First BancTrust Corporation stock.
Note 5 — Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $179,000 and $184,000 for the six month periods ended June 30, 2007 and 2006, and $90,000 for both three month periods ended June 30, 2007 and 2006.
Shares purchased by the ESOP are held in a suspense account and are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Company. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over an eight-year period.
Note 6 — Earnings per Share
Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and six month periods ended June 30, 2007 and 2006. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount
For the six months ended June 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$435	2,177,334	$0.20

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		51,243
Stock Options		36,965

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$435	2,265,542	$0.19

For the six months ended June 30, 2006:

Basic Earnings Per Share:
Income available to common stockholders	$508	2,204,470	$0.23

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		72,827
Stock Options		42,807

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$508	2,320,104	$0.22

For the three months ended June 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$268	2,157,963	$0.12

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		49,114
Stock Options		37,128

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$268	2,244,205	$0.12

For the three months ended June 30, 2006:

Basic Earnings Per Share:
Income available to common stockholders	$281	2,203,259	$0.13

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		69,627
Stock options		38,100

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$281	2,310,986	$0.12

Note 7 — Comprehensive Income
Comprehensive income for the three and six month periods ended June 30, 2007 and 2006 is listed as follows:

	Six Months Ended June 30
	2007	2006

Net Income	$435	$508

Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities	(221)	(685)

Less: Reclassification adjustment for realized gains included in net income	46	—

	(267)	(685)

Comprehensive Income (Loss)	$168	$(177)

	Three Months Ended June 30
	2007	2006

Net Income	$268	$281

Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities	(248)	(513)

Less: Reclassification adjustment for realized gains included in net income	46	—

	(294)	(513)

Comprehensive Loss	$(26)	$(232)

Note 8 — Authorized Share Repurchase Program
On April 13, 2006, the Board of Directors authorized the open-market stock repurchase of 117,710 shares, or 5%, of the Company’s outstanding stock prior to April 13, 2007. At the conclusion of this program, the Company had repurchased 70,800 shares. On March 15, 2007, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company’s outstanding shares prior to March 15, 2008. As of June 30, 2007, the Company had repurchased 66,000 shares under this program, leaving 51,710 shares available to be repurchased. Previously, the Company had completed six other repurchase programs for stock repurchases of 691,750 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, and 10,000 shares of treasury stock upon the exercise of stock options in May, 2006. As of August 9, 2007, the Company owned a cumulative total of 814,350 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 9 — Recent Accounting Pronouncements
In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” which defines value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008, and is not expected to have a significant impact on the Company’s financial statements.
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.
The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at June 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three month and six month periods ending June 30, 2007 to the same periods in 2006. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC (“First Advisors”) whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005, and has remained inactive since that time. This discussion should be read in conjunction with the interim financial statements and notes included herein.
Financial Condition
Total assets of the Company decreased by $10.2 million or 3.3%, to $300.9 million at June 30, 2007 from $311.1 million at December 31, 2006. The decrease in assets was primarily due to decreases in cash and cash equivalents and available-for-sale securities, partially offset by an increase in loans, net of allowance for loan losses. The decrease in assets was primarily used to fund the reduction in deposits.

The Company’s cash and cash equivalents decreased by $18.0 million from $28.8 million at December 31, 2006 to $10.8 million at June 30, 2007, a 62.5% decrease. Cash and due from banks decreased by $5.6 million or 42.3% to $7.6 million at June 30, 2007 from $13.2 million at December 31, 2006. Interest-bearing demand deposits decreased by $12.4 million or 79.6% to $3.2 million at June 30, 2007 compared to $15.6 million at December 31, 2006. The decrease in cash and cash equivalents was primarily used to funds loans and to retire maturing brokered certificates of deposit.
Available-for-sale investment securities amounted to $51.2 million at June 30, 2007 compared to $64.5 million at December 31, 2006, a $13.3 million decrease. The 20.6% decrease primarily resulted from $7.1 million in sales of municipal bonds, and $13.2 million in investment calls and maturities, primarily from payments on mortgage-backed securities and withdrawals from mutual funds. Investment purchases totaled $7.5 million, which primarily consisted of the temporary investment of the $7.1 million in bond sale proceeds in a mutual fund. The market valuation of the available-for-sale portfolio declined by $435,000 from December 31, 2006 to June 30, 2007. Held-to-maturity securities increased by $762,000 from $4.8 million at December 31, 2006 to $5.5 million at June 30, 2007, due to purchases of held-to-maturity securities of $987,000, partially offset by principal payments on mortgage-backed securities of $227,000.
Loans held for sale, net of unrealized loss, increased by $64,000 from $836,000 at December 31, 2006 to $900,000 at June 30, 2007. Unrealized loss on loans held for sale at June 30, 2007 was $8,000 compared to $3,000 at December 31, 2006. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Loan Mortgage Corporation (“FHLMC”) and to the Illinois Housing Development Authority (“IHDA”). Loans held for sale at June 30, 2007 consisted of nine single-family residential loans to be sold to FHLMC and IHDA .
The Company’s net loan portfolio increased by $20.5 million to $205.9 million at June 30, 2007 from $185.4 million at December 31, 2006. Gross loans increased by $20.4 million while the allowance for loan losses decreased by $103,000. Commercial nonresidential real estate loans increased by $4.5 million with the majority of the loan originations generated in Champaign County. Loans secured by 1-4 family residences increased by $7.5 million and multi-family mortgage loans increased by $1.5 million, primarily due to an increase in first mortgages on 1-4 family homes and multi-family units in the Savoy area market. Loans secured by farmland increased by $3.4 million from new originations primarily in Clark and Edgar counties, and agricultural production loans increased by $826,000. Consumer loans increased by $1.3 million due to new originations primarily in Clark and Edgar counties.

At June 30, 2007, the allowance for loan losses was $2.1 million or 1.02% of the total loan portfolio compared to the allowance for loan losses at December 31, 2006 of $2.2 million or 1.18% of the total loan portfolio. During the first six months of 2007, the Company charged off $419,000 of loan losses, of which $137,000 was attributable to one commercial credit secured by printing equipment and other business assets and $181,000 was from a loss on a multi-family apartment complex. The chargeoffs of $419,000 were partially offset by $51,000 in recoveries from consumer loans, primarily vehicle loans. The net chargeoffs of $368,000 for the first six months of 2007 increased by $241,000 when compared to net chargeoffs of $127,000 for the first six months of 2006. The Company’s nonperforming loans and troubled debt restructurings increased to $2.1 million or 0.99% of total loans at June 30, 2007 compared to $1.8 million or 0.98% as a percentage of total loans at December 31, 2006. The Company’s loans delinquent 90 days and over at June 30, 2007 totaled $2.1 million and included $621,000 in commercial real estate loans, $531,000 in agricultural production loans, $250,000 in farmland loans, $51,000 in commercial loans, $530,000 in 1-4 family residential loans, and $84,000 in consumer loans. The Company’s troubled debt restructurings of $550,000 at June 30, 2007 consisted primarily of two restructured commercial loans which were both delinquent in excess of 90 days, and are included in the delinquent totals. Delinquent agricultural production and farmland loans included $473,000 which are 90% guaranteed by the federal government for $425,000. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.
Premises and equipment decreased by $265,000 from $11.0 million at December 31, 2006 to $10.8 million at June 30, 2007, primarily due to depreciation expense of $416,000, partially offset by equipment additions of $151,000. Net foreclosed assets held for sale, totaling $531,000 at June 30, 2007 increased $165,000, or 45.1%, compared to $366,000 at December 31, 2006. As of June 30, 2007, the Company had real estate properties totaling $461,000 consisting of four residential properties, two commercial properties, and two vacant lots. Foreclosed assets are carried at lower of cost or net realizable value.
Interest receivable declined by $322,000 from $2.9 million at December 31, 2006 to $2.6 million at June 30, 2007, a 11.0% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes increased by $292,000 from $1.5 million at December 31, 2006 to $1.8 million at June 30, 2007, primarily as a result of the tax effect of the change in market value of available for sale securities.
The Company’s total deposits totaled $220.0 million at June 30, 2007 compared to $242.6 million at December 31, 2006, a decrease of $22.6 million. The 9.3% decrease in total deposits was due to a $3.7 million decrease in non-interest bearing deposits, and by a $25.7 million decrease in certificates of deposit, partially offset by and increase in savings, NOW and money market accounts of $6.8 million. The decrease of $3.7 million in demand deposits was primarily due to a shift in deposits from demand to NOW accounts, as checking products targeting seniors were reformatted. The increase in savings, NOW and money market accounts of $6.8 million was comprised of an increase of an increase of $3.7 million in NOW accounts which was primarily due to the reformatted senior checking product, an increase of $3.5 million in savings accounts primarily due to a promotion highlighting the “Pay Yourself Savings” account to attract lower cost deposits, and by an increase in money market accounts of $1.0 million. Time deposits decreased by $25.7 million from $159.7 million at December 31, 2006 to $134.0 million at June 30, 2007, primarily due to the reduction in brokered certificates of deposit. Brokered certificates of deposit totaling $22.9 million maturing in the first three months of 2007 were not renewed. The reductions in certificates were primarily funded by the reduction of cash and cash equivalents, and by the increase in Federal Home Loan Bank advances.

Short term borrowings increased by $965,000 due to the Company securing a line of credit from LaSalle Bank National Association. The revolving line of credit was approved for $2.0 million, and is secured by the First Bank & Trust, s.b. stock owned by the Company. The short-term borrowings were used to purchase treasury stock. Federal Home Loan Bank advances increased by $13.0 million from $32.8 million at December 31, 2006 to $45.8 million at June 30, 2007. Two new convertible advances of $5.0 million each were obtained in March and April, 2007 with lock out rates of 4.13% and 4.29% for one year. After the lock out term of one year has passed, the Federal Home Loan Bank has the option to convert each advance to a quarterly adjustable advance, with the option of prepayment available if that should occur. A 30 day fixed term daily floating rate advance was negotiated in June, 2007 for $3.0 million which will mature in July 2007. Existing advances include $14.0 million which is still within the lock-out period, and advances of $11.5 million have passed the initial lock-out period and are subject to possible conversion quarterly. Fixed rate, fixed term advances at June 30, 2007 total $7.3 million, and the line of credit at June 30, 2007 had a zero balance. The total average rate of all advances was 4.28% as of June 30, 2007. The increase in borrowings was used primarily to reduce brokered certificates of deposit and to fund loan growth.
Junior subordinated debentures remained constant at $6.2 million at June 30, 2007 compared to December 31, 2006. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company’s investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly.
Advances from borrowers for taxes and insurance increased by $321,000 from $148,000 at December 31, 2006 to $469,000 at June 30, 2007. The $321,000 increase is a normal trend, as escrows typically accumulate funds in the first half of the year for the payment of real estate taxes later in the year. Interest payable decreased by $527,000, or 56.7% from $929,000 at December 31, 2006 to $402,000 at June 30, 2007 primarily a result of the reduction in balances of certificates of deposits. Other liabilities decreased by $266,000 from $1.6 million at December 31, 2006 to $1.3 million at June 30, 2007 primarily due to a reduction in income taxes payable.

Stockholders’ equity at June 30, 2007 was $25.7 million compared to $26.7 million at December 31, 2006, a decrease of $936,000. Retained earnings increased by the amount of net income or $435,000, partially offset by $274,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2006 to June 30, 2007, stockholders’ equity increased by $179,000, and as shares from the incentive plan were earned by participants for the same period, stockholders’ equity increased by $73,000. Accumulated comprehensive loss increased by $267,000 due to a decrease in the fair value of securities available for sale, net of related tax effect. Treasury stock increased by $1.1 million due to the repurchase of 91,300 shares of stock.
Results of Operations
Comparison of Six Month Periods Ended June 30, 2007 and 2006
Net income for the six months ended June 30, 2007 decreased by $73,000 or 14.4% from $508,000 for the six months ended June 30, 2006 to $435,000 for the six months ended June 30, 2007. The decrease in net income is primarily due to increases in provision for loan losses and noninterest expense and a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in income tax expense.
Net interest income decreased $66,000 or 1.7% from $4.0 million for the six months ended June 30, 2006 to $3.9 million for the six months ended June 30, 2007. The primary reasons for the decrease in net interest income was an increase in interest expense of $1.2 million partially offset by an increase in total interest and dividend income of $1.1 million. The Company’s net interest margin was 2.92% and 3.19% during the six months ended June 30, 2007 and 2006, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 29 basis points from 2.91% for the six months ended June 30, 2006 to 2.62% for the six months ended June 30, 2007. The average rate paid on interest bearing liabilities increased by 69 basis points, while the average rate earned on interest bearing assets increased by 41 basis points. The average balances of interest bearing assets for the six month period ending June 30, 2007 increased by $18.7 million to $267.2 million compared to $248.5 million in average earning assets for the six month period ending June 30, 2006. Interest bearing liabilities increased by $20.3 million from $227.2 million for the six month period ended June 30, 2006 to $247.5 million for the six month period ended June 30, 2007. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to the acquisition of $13.0 million in Rantoul deposits in December, 2006 from another local financial institution.

Total interest and dividend income increased by $1.1 million or 14.5% from $7.7 million for the six months ended June 30, 2006 to $8.8 million for the six months ended June 30, 2007. The increase of $1.1 million was primarily due to increases in loan interest income and interest income from deposits with financial institutions, partially offset by reductions in interest and dividend income from securities and dividends on Federal Home Loan Bank stock. The increase of $1.3 million in loan interest income was primarily due to a $28.6 million increase in the average loan balance and by an increase in the average loan rate of 27 basis points. Interest and dividend income from securities decreased by $174,000 primarily due to a decrease of $9.2 million in the average balance of investments, partially offset by an increase of 11 basis points in the average rate. Interest income from deposits with financial institutions increased by $56,000 primarily due to an increase of $2.0 million in the average balance, and by an increase in average rate of 52 basis points. Dividends on Federal Home Loan Bank stock decreased by $39,000 from the six months ended June 30, 2006 to the six months ended June 30, 2007 due to a decrease in the average balance of $2.7 million, partially offset by an increase in the average rate of 17 basis points.
Interest expense increased by $1.1 million or 31.7% from $3.8 million for the six months ended June 30, 2006 to $4.9 million for the six months ended June 30, 2007. This increase was primarily due to an increase of $1.3 million in interest on deposits, which was partially offset by a $102,000 decrease in interest on Federal Home Loan Bank advances and other debt. The $1.3 million increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 88 basis points, and by an increase in the average balance of interest bearing deposits of $26.4 million. The $102,000 decrease in interest on Federal Home Loan Bank advances and other debt was due to a decrease in the average balance of $6.1 million, which was partially offset by an increase in average interest rate of 14 basis points.
For the six months ended June 30, 2007 and 2006, the provision for losses on loans was $264,000 and $95,000, respectively. The provision for the six months ended June 30, 2007 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of June 30, 2007, its allowance for loan losses was adequate.
Noninterest income increased $145,000 or 8.4% from $1.7 million for the six months ended June 30, 2006 to $1.9 million for the six months ended June 30, 2007. The increase was primarily a result of increases in customer service fees, net realized gains on sales of available-for-sale securities, and other service charges and fees, partially offset by decreases in loan servicing fees. Customer service fees increased by $74,000 from $501,000 for the six months ended June 30, 2006 to $575,000 for the six months ended June 30, 2007, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $15,000 from $454,000 for the six months ended June 30, 2006 compared to $469,000 for the six months ended June 30, 2007 primarily due to increases in loan related fees and debit card fees. Loan servicing fees decreased by $23,000 from $240,000 for the six months ended June 30, 2006 to $217,000 for the six months ended June 30, 2007, primarily due to a $4.0 million decrease in the average balance of loans serviced for others.

Total noninterest expenses were $5.0 million for the six months ended June 30, 2007 compared to $4.9 million for the six months ended June 30, 2006. The primary reasons for the $31,000 increase were increases in net occupancy expense, equipment expense, data processing expense, and foreclosed assets expense, net, partially offset by decreases in salaries and employee benefits, and professional fees,. Salaries and employee benefits decreased by $124,000 from $2.6 million for the six months ended June 30, 2006 to $2.5 million for the six months ended June 30, 2007, as a result of a decrease in salaries expense, health insurance expense, unemployment taxes and incentive plan expense.
Net occupancy expense increased by $101,000 from $316,000 for the six months ended June 30, 2006 compared to $417,000 for the six months ended June 30, 2007. This increase can be attributed to additional occupancy expenses associated with the addition of the Martinsville and Rantoul West locations, as well as the expansion of the Paris facility. Deregulation in electrical rates in the State of Illinois in 2007 also caused substantial increases in rates charged for electricity consumption. Equipment expense increased by $42,000 primarily as a result of increases in depreciation expense and increased software license fees. Data processing fees increased by $47,000 primarily due to increases in fees charged by third party service providers and increased utilization of services for the core data processing system and for the ATM network system processing.
Professional fees decreased by $52,000 from $284,000 for the six months ended June 30, 2006 to $232,000 for the six months ended June 30, 2007, primarily due to a decrease in consulting fees, primarily from the elimination of an investor relations consulting firm. Foreclosed assets expense, net increased by $41,000 from $41,000 for the six months ended June 30, 2006 to $82,000 for the six months ended June 30, 2007, primarily as a result of an increase in foreclosed properties. Amortization of loan servicing rights decreased by $35,000 from $122,000 for the six months ended June 30, 2006 to $87,000 for the six months ended June 30, 2007, as a result of the reduction in loan servicing assets.
Income tax expense was $89,000 for the six months ended June 30, 2007 as compared to $137,000 for the six months ended June 30, 2006. The decrease of $48,000 in income tax expense was primarily due to a reduction in income before income taxes of $121,000 from $645,000 for the six months ended June 30, 2006 compared to $524,000 for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2007 was 17.0% compared to 21.2% for the six months ended June 30, 2006. Permanent differences for the two periods were similar in amount; however, when applied against the lower income in 2007, the effect in lowering the effective tax yield was much greater.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local on non-U.S. income tax examinations by tax authorities for years before 2003.

Comparison of Three Month Periods Ended June 30, 2007 and 2006
Net income for the three months ended June 30, 2007 decreased by $13,000 or 4.6% from $281,000 for the three months ended June 30, 2006 to $268,000 for the three months ended June 30, 2007. The decrease in net income is primarily due to increases in provision for loan losses and noninterest expense, partially offset by an increase net interest income and noninterest income and a reduction in income tax expense.
Net interest income increased $27,000 or 1.4% from $1.95 million for the three months ended June 30, 2006 to $1.98 million for the three months ended June 30, 2007. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $573,000, partially offset by an increase in interest expense of $546,000. The Company’s net interest margin was 2.95% and 3.08% during the three months ended June 30, 2007 and 2006, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 11 basis points from 2.79% for the three months ended June 30, 2006 to 2.68% for the three months ended June 30, 2007. The average rate paid on interest bearing liabilities increased by 62 basis points, while the average rate earned on interest bearing assets increased by 51 basis points. The average balances of interest bearing assets for the three month period ending June 30, 2007 increased by $15.1 million to $268.1 million compared to $253.0 million in average earning assets for the three month period ending June 30, 2006. Interest bearing liabilities increased by $18.4 million from $232.0 million for the three month period ended June 30, 2006 to $250.4 million for the three month period ended June 30, 2007. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to the acquisition of $13.0 million in Rantoul deposits in December, 2006 from another local financial institution.
Total interest and dividend income increased by $573,000 or 14.5% from $3.9 million for the three months ended June 30, 2006 to $4.5 million for the three months ended June 30, 2007. The increase of $573,000 was primarily due to an increase in loan interest income partially offset by a reduction of interest and dividend income from securities, and dividends from Federal Home Loan Bank stock. The increase of $658,000 in loan interest income was primarily due to a $28.3 million increase in the average loan balance and by an increase in the average loan rate of 31 basis points. Interest and dividend income from securities decreased by $56,000 primarily due to a decrease of $10.1 million in the average balance of investments, partially offset by an increase of 37 basis points in the average rate. Interest income from deposits with financial institutions decreased by $5,000 primarily due to a decrease of $423,000 in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $24,000 from the three months ended June 30, 2006 to the three months ended June 30, 2007 due to a decrease in the average balance of $2.6 million.
Interest expense increased by $546,000 or 27.4% from $2.0 million for the three months ended June 30, 2006 to $2.5 million for the three months ended June 30, 2007. This increase was primarily due to an increase of $528,000 in interest on deposits, and by an $18,000 increase in interest on Federal Home Loan Bank advances and other debt. The $528,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 77 basis points, and by an increase in the average balance of interest bearing deposits of $17.7 million. The $18,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $698,000 and by an increase in average interest rate of 8 basis points.

For the three months ended June 30, 2007 and 2006, the provision for losses on loans was $132,000 and $50,000, respectively. The provision for the three months ended June 30, 2007 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of June 30, 2007, its allowance for loan losses was adequate.
Noninterest income increased $80,000 or 8.6% from $931,000 for the three months ended June 30, 2006 to $1.0 million for the three months ended June 30, 2007. The increase was primarily a result of increases in customer service fees and net realized gains on sales of available-for-sale securities, partially offset by decreases in other service charges and fees and net gains on loan sales. Customer service fees increased by $38,000 from $272,000 for the three months ended June 30, 2006 to $310,000 for the three months ended June 30, 2007, primarily due to increased NSF and overdraft fees. Other service charges and fees decreased by $24,000 from $272,000 for the three months ended June 30, 2006 compared to $248,000 for the three months ended June 30, 2007 primarily due to a decrease in commissions earned on gap insurance, which is an insurance product offered to auto loan customers to provide coverage for the “gap” between insurance coverage and loan payoff in the event of a total loss on a vehicle. Net gains on loan sales declined by $17,000 from $66,000 for the three months ended June 30, 2006 to $49,000 for the three months ended June 30, 2007. There were no net realized gains on sales of available-for-sale securities for the three months ended June 30, 2006 compared to $70,000 for the three months ended June 30, 2007. The $70,000 gain on sale of available-for-sale securities resulted from the sale of $7.1 million in municipal bonds.
Total noninterest expenses were $2.5 million for both the three months ended June 30, 2007 and for the three months ended June 30, 2006. The primary reasons for the $56,000 increase were increases in net occupancy expense, data processing expense, and foreclosed assets expense, net, partially offset by a decrease in salaries and employee benefits expense. Salaries and employee benefits decreased by $87,000 from $1.3 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007, as a result of a decrease in salaries expense, health insurance expense and incentive plan expense.
Net occupancy expense increased by $37,000 from $171,000 for the three months ended June 30, 2006 compared to $208,000 for the three months ended June 30, 2007. This increase can be attributed to additional occupancy expenses associated with the addition of the Martinsville and Rantoul West locations, as well as the expansion of the Paris facility. Deregulation in electrical rates in the State of Illinois in 2007 also caused substantial increases in rates charged for electricity consumption. Data processing fees increased by $27,000 primarily due to increases in fees charged and utilization of services by third party service providers for the core data processing system and for the ATM network system processing.

Foreclosed assets expense increased by $56,000 from $22,000 for the three months ended June 30, 2006 to $78,000 for the three months ended June 30, 2007, primarily due to expenses associated with commercial and multi-family foreclosed properties. Amortization of loan servicing rights decreased by $20,000 from $62,000 for the three months ended June 30, 2006 to $42,000 for the three months ended June 30, 2007, as a result of the reduction in loan servicing assets.
Income tax expense was $78,000 for the three months ended June 30, 2007 as compared to $96,000 for the three months ended June 30, 2006. The decrease of $18,000 in income tax expense was primarily due to a reduction in income before income taxes of $31,000 from $377,000 for the three months ended June 30, 2006 compared to $346,000 for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2007 was 22.5% compared to 25.5% for the three months ended March 31, 2006.
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
Allowance for loan losses
The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.
Loan Servicing Rights
The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of June 30, 2007 and December 31, 2006, loan servicing rights had carrying values of $315,000 and $351,000, respectively.

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
Liquidity
At June 30, 2007, the Company had outstanding commitments to originate $3.0 million in loans, and $14.0 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption “Off-Balance Sheet Arrangements and Contractual Commitments”. As of June 30, 2007, the total amount of certificates scheduled to mature in the following 12 months was $102.9 million. The Company believes that it has adequate resources to fund all of its commitments. The Company’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company’s operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at June 30, 2007 was $10.8 million. The Company’s future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.
Off-Balance Sheet Arrangements and Contractual Commitments
At June 30, 2007, the Company had outstanding commitments to originate loans of $3.0 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2.7 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $8.7 million for commercial lines of credit, and $5.3 million for consumer lines of credit. Outstanding commitments for letters of credit at June 30, 2007 totaled $578,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of June 30, 2007, which by their terms have contractual maturity dates subsequent to June 30, 2007:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(Dollars in thousands)

Unfunded commitments:
Letters of credit	$68	$510	$—	$—	$578
Lines of credit	9,285	911	125	3,706	14,027
Overdraft protection	1,235	—	—	—	1,235

Totals	$10,588	$1,421	$125	$3,706	$15,840

Capital Resources
The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank’s regulatory capital requirements, versus actual capital as of June 30, 2007:

			Required for		To be Well
	Actual		Adequate Capital		Capitalized
June 30, 2007	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$33,157	16.37	$16,201	8.0	$20,251	10.0
Tier 1 capital (to risk-weighted assets)	31,039	15.33	8,101	4.0	12,151	6.0
Tier 1 capital (to average assets)	31,039	10.47	11,857	4.0	14,821	5.0
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended June 30, 2007 and 2006.

The principal objectives of the Company’s interest rate risk management function are: (i) to evaluate the interest rate risk included in certain balance sheet accounts; (ii) to determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives; (iii) to establish asset concentration guidelines; and (iv) to manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity terms or repricing dates. The Company’s Board of Directors has established an Asset/Liability Committee consisting of directors and senior management officers, which is responsible for reviewing the Company’s asset/liability policies and monitoring interest rate risk as such risk relates to its operating strategies. The committee usually meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors. The committee is responsible for reviewing Company activities and strategies, and the effect of those strategies on the Company’s net interest margin, the market value of the portfolio and the effect that changes in interest rates will have on the Company’s portfolio and exposure limits.
The Company’s key interest rate risk management tactics consist primarily of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial and consumer loans for the in-house portfolio, although this is dependent largely on the market for such loans; (iii) selling longer-term fixed-rate one-to-four family mortgage loans in the secondary market; and (iv) investing primarily in U.S. government agency instruments and mortgage-backed securities.
The Company’s interest rate and market risk profile has not materially changed from the year ended December 31, 2006. Please refer to the Company’s Form 10-K for the year ended December 31, 2006 for further discussion of the Company’s market and interest risk.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation as of June 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2007.
Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006. Please refer to that section of the Company’s Form 10-K for disclosures regarding risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended June 30, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number of
			of Shares	Shares that May
			Purchased as	Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
4/1/2007 to	—	—	—	117,710
4/30/2007
5/1/2007 to	40,000	11.85	40,000	77,710
5/31/2007
6/1/2007 to	26,000	11.84	26,000	51,710
6/30/2007

Total	66,000	11.85	66,000	51,710

(1)	The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending April 13, 2007.

(2)	The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending March 15, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company’s Annual Meeting of Shareholders was held on April 23, 2007.

b.	Not applicable.

c.	At such meeting, there were 2,312,700 shares of Common Stock entitled to be voted. The shareholders approved the following matters:
1.	The election of the following individuals as Directors:

	Votes For	Votes Withheld	Term
Terry T. Hutchison	1,839,645	139,269	3 years
John W. Welborn	1,572,029	406,885	3 years
The directors whose terms continued after the meeting were Vick N. Bowyer, David W. Dick, John P. Graham, Terry J. Howard, James D. Motley, and Joseph R. Schroeder.

2.	The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2007, as reflected by 1,783,031 votes for, 62,936 votes against and 132,947 abstentions.
d.	Not applicable.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Terry J. Howard required by Rule 13a-14(a).

31.2	Certification of Ellen M. Litteral required by Rule 13a-14(a).

32.1	Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCTRUST CORPORATION
Date: August 10, 2007	/s/ Terry J. Howard
Terry J. Howard
President and Chief Executive Officer

Date: August 10, 2007	/s/ Ellen M. Litteral
Ellen M. Litteral
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Terry J. Howard required by Rule 13a-14(a).
31.2	Certification of Ellen M. Litteral required by Rule 13a-14(a).
32.1	Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).