Form 10-Q
period 2007-09-30
FIRST BANCTRUST CORP
filed 2007-11-09
CIK 1129847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 9, 2007, the Registrant had outstanding 2,227,900 shares of common stock.

First BancTrust Corporation
Form 10-Q Quarterly Report

First BancTrust Corporation
Condensed Consolidated Balance Sheets
(in thousands of dollars except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and due from banks	$7,494	$13,216
Interest-bearing demand deposits	4,419	15,575

Cash and cash equivalents	11,913	28,791
Available-for-sale securities	48,589	64,515
Held-to-maturity securities (fair value of $5,260 and $4,662)	5,422	4,780
Loans held for sale, net of unrealized loss of $3 and $3	532	836
Loans, net of allowance for loan losses of $2,172 and $2,222	209,385	185,444
Premises and equipment	10,590	11,017
Federal Home Loan Bank stock	3,749	3,749
Foreclosed assets held for sale, net	509	366
Interest receivable	3,284	2,919
Deferred income taxes	1,598	1,490
Loan servicing rights	313	351
Cash surrender value of life insurance	5,149	5,008
Goodwill	541	541
Core deposit intangibles	691	764
Other assets	593	487

Total assets	$302,858	$311,058

Liabilities and Stockholders’ Equity
Deposits
Demand	$19,443	$25,033
Savings, NOW and money market	64,797	57,844
Time	132,154	159,726

Total deposits	216,394	242,603
Short term borrowings	2,465	—
Federal Home Loan Bank advances and other borrowings	48,800	32,800
Junior subordinated debentures	6,186	6,186
Pass through payments received on loans sold	2	122
Advances from borrowers for taxes and insurance	331	148
Interest payable	668	929
Other	1,569	1,614

Total liabilities	276,415	284,402

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
Common stock, $.01 par value, 5,000,000 shares authorized; 3,041,750 shares issued; 2,227,900 and 2,318,700 shares outstanding	30	30
Additional paid-in capital	15,060	14,834
Retained earnings	20,170	19,693
Unearned employee stock ownership plan shares - 45,688 and 68,494 shares	(264)	(396)
Accumulated other comprehensive loss	(650)	(679)
Treasury stock, at cost - 813,850 and 723,050 shares	(7,903)	(6,826)

Total stockholders’ equity	26,443	26,656

Total liabilities and stockholders’ equity	$302,858	$311,058

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
(in thousands of dollars except share data)
(unaudited)

Nine Months Ended September 30	2007	2006

Interest and Dividend Income
Loans
Taxable	$11,199	$9,223
Tax exempt	43	45
Securities
Taxable	1,920	2,059
Tax exempt	248	395
Dividends on Federal Home Loan Bank stock	87	150
Deposits with financial institutions and other	146	101

Total interest and dividend income	13,643	11,973

Interest Expense
Deposits	5,895	4,448
Federal Home Loan Bank advances and other debt	1,639	1,568

Total interest expense	7,534	6,016

Net Interest Income	6,109	5,957
Provision for loan losses	446	163

Net Interest Income After Provision for Loan Losses	5,663	5,794

Noninterest Income
Customer service fees	886	806
Other service charges and fees	705	679
Net gains on loan sales	199	208
Net realized gains on sales of available-for-sale securities	70	—
Loan servicing fees	314	332
Brokerage fees	57	66
Abstract and title fees	264	242
Increase in cash surrender value of life insurance	167	158
Other	155	122

Total noninterest income	2,817	2,613

Noninterest Expense
Salaries and employee benefits	3,704	3,887
Net occupancy expense	629	501
Equipment expense	793	742
Data processing fees	508	466
Professional fees	310	366
Foreclosed assets expense, net	88	65
Marketing expense	174	178
Printing and office supplies	131	132
Amortization of loan servicing rights	131	183
Other expenses	859	912

Total noninterest expense	7,327	7,432

Income Before Income Tax	1,153	975

Income tax expense	276	195

Net Income	$877	$780

Basic Earnings Per Share	$0.41	$0.35

Diluted Earnings Per Share	$0.39	$0.34

Dividends Per Share	$0.18	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
(in thousands of dollars except share data)
(unaudited)

Three Months Ended September 30	2007	2006

Interest and Dividend Income
Loans
Taxable	$4,016	$3,320
Tax exempt	14	15
Securities
Taxable	673	695
Tax exempt	43	133
Dividends on Federal Home Loan Bank stock	26	50
Deposits with financial institutions and other	32	43

Total interest and dividend income	4,804	4,256

Interest Expense
Deposits	1,964	1,807
Federal Home Loan Bank advances and other debt	630	457

Total interest expense	2,594	2,264

Net Interest Income	2,210	1,992
Provision for loan losses	182	68

Net Interest Income After Provision for Loan Losses	2,028	1,924

Noninterest Income
Customer service fees	311	305
Other service charges and fees	236	225
Net gains on loan sales	90	85
Loan servicing fees	97	92
Brokerage fees	21	24
Abstract and title fees	92	82
Increase in cash surrender value of life insurance	57	54
Other	52	30

Total noninterest income	956	897

Noninterest Expense
Salaries and employee benefits	1,195	1,254
Net occupancy expense	212	185
Equipment expense	261	252
Data processing fees	162	167
Professional fees	78	82
Foreclosed assets expense, net	6	24
Marketing expense	56	72
Printing and office supplies	50	44
Amortization of loan servicing rights	44	61
Other expenses	291	350

Total noninterest expense	2,355	2,491

Income Before Income Tax	629	330

Income tax expense	187	58

Net Income	$442	$272

Basic Earnings Per Share	$0.21	$0.12

Diluted Earnings Per Share	$0.20	$0.12

Dividends Per Share	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

Nine Months Ended September 30	2007	2006

Operating Activities
Net income	$877	$780
Items not requiring (providing) cash
Depreciation and amortization	625	449
Provision for loan losses	446	163
Loss on foreclosed assets, net	44	21
Loss on disposition of premises and equipment	1	93
Amortization of premiums and discounts on securities, net	51	37
Amortization of loan servicing rights	131	183
Deferred income taxes	(126)	(159)
Amortization of intangible assets	73	50
Net realized gains on available-for-sale securities	(70)	—
Net gains on loan sales	(199)	(208)
Compensation expense related to ESOP and incentive plan	358	416
Loans originated for sale	(19,576)	(11,679)
Proceeds from sales of loans originated for sale	19,988	11,539

Changes in
Interest receivable	(365)	(476)
Cash surrender value of life insurance	(141)	(136)
Other assets	(106)	182
Interest payable	(261)	363
Other liabilities	(45)	(122)

Net cash provided by operating activities	1,705	1,496

Investing Activities
Purchases of available-for-sale securities	(7,649)	(5,984)
Proceeds from maturities of available-for-sale securities	7,171	15,782
Proceeds from sales of available-for-sale securities	16,466	—
Purchases of held-to-maturity securities	(987)	—
Proceeds from maturities of held-to-maturity securities	347	463
Net change in loans	(24,810)	(26,718)
Proceeds from sales of foreclosed assets	236	295
Purchases of premises and equipment	(200)	(5,284)
Capitalized interest	—	(101)
Redemption of Federal Home Loan Bank stock	—	1,884
Proceeds from sales of premises and equipment	1	9

Net cash used in investing activities	(9,425)	(19,654)

Nine Months Ended September 30	2007	2006

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$1,363	$(7,403)
Net increase (decrease) in certificates of deposit	(27,572)	37,142
Net increase (decrease) in short-term borrowings	2,465	(2,500)
Proceeds from Federal Home Bank advances	20,500	29,500
Repayment of Federal Home Loan Bank advances	(4,500)	(39,500)
Net change in pass through payments received on loans sold	(120)	(45)
Net change in advances from borrowers for taxes and insurance	183	(158)
Proceeds from stock options exercised	5	99
Purchase of treasury stock	(1,082)	(390)
Dividends paid	(400)	(413)

Net cash provided by (used in) financing activities	(9,158)	16,332

Decrease in Cash and Cash Equivalents	(16,878)	(1,826)

Cash and Cash Equivalents, Beginning of Year	28,791	12,447

Cash and Cash Equivalents, End of Year	$11,913	$10,621

Supplemental Cash Flows Information

Interest paid (net of capitalized interest)	$7,795	$5,653

Income taxes paid (net of refunds)	$255	$460

Real estate and other property acquired in settlement of loans	$423	$253
See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation
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
Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2007. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.
Note 2 – Newly Adopted Accounting Pronouncement
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.
Note 3 – Junior Subordinated Debentures
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

The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly. Interest expense generated by the debentures for the nine months ended September 30, 2007 and 2006 totaled $269,000 for both periods, and totaled $89,000 for both of the three month periods ended September 30, 2007 and 2006.
Note 4 – Short term borrowings
The Company negotiated a revolving line of credit for $2.0 million with LaSalle Bank NA on March 13, 2007 for a term of one year. The interest rate, currently 7.45%, is subject to change monthly, and is based on the LIBOR rate plus 175 basis points. Interest payments are due quarterly. Principal payments may be made at month end with penalty. The loan is secured by all of the First Bank & Trust, s.b. stock owned by the Company. As of September 30, 2007, the amounts drawn against the line of credit totaled $964,000, which was also the outstanding balance at September 30, 2007. The proceeds of the borrowing were used to repurchase First BancTrust Corporation stock. Interest expense associated with the outstanding balance totaled $27,000 for the nine months ended September 30, 2007 and $18,000 for the three months ended September 30, 2007.
Note 5 – Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $264,000 and $273,000 for the nine month periods ended September 30, 2007 and 2006, and $85,000 and $89,000 for the three month periods ended September 30, 2007 and 2006.
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

Note 6 – Earnings per Share
Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and nine month periods ended September 30, 2007 and 2006. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
Earnings per share were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount
For the nine months ended September 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$877	2,163,835	$0.41

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		49,766
Stock Options		33,818

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$877	2,247,419	$0.39

For the nine months ended September 30, 2006:

Basic Earnings Per Share:
Income available to common stockholders	$780	2,206,721	$0.35

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		69,857
Stock Options		40,758

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$780	2,317,336	$0.34

For the three months ended September 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$442	2,136,836	$0.21

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		46,833
Stock Options		27,336

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$442	2,211,005	$0.20

For the three months ended September 30, 2006:

Basic Earnings Per Share:
Income available to common stockholders	$272	2,211,224	$0.12

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		63,941
Stock options		36,638

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$272	2,311,803	$0.12

Note 7 – Comprehensive Income
Comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 is listed below:

	Nine Months Ended September 30
	2007	2006

Net Income	$877	$780

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities	75	(118)

Less: Reclassification adjustment for realized gains included in net income	46	—

	29	(118)

Comprehensive Income (Loss)	$906	$662

	Three Months Ended September 30
	2007	2006

Net Income	$442	$272

Other Comprehensive Income
Unrealized depreciation on available-for-sale securities	296	567

Less: Reclassification adjustment for realized gains included in net income	—	—

	296	567

Comprehensive Income	$738	$839

Note 8 – Authorized Share Repurchase Program
On March 15, 2007, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company’s outstanding shares prior to March 15, 2008. As of September 30, 2007, the Company had repurchased 66,000 shares under this program, leaving 51,710 shares available to be repurchased. Previously, the Company had completed seven other repurchase programs for stock repurchases of 762,550 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, 10,000 shares of treasury stock upon the exercise of stock options in May, 2006, and 500 shares upon the exercise of stock options in August, 2007. As of August 9, 2007, the Company owned a cumulative total of 813,850 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 9 – Recent Accounting Pronouncements
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
The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at September 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three month and nine month periods ending September 30, 2007 to the same periods in 2006. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC (“First Advisors”) whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005, and has remained inactive since that time. This discussion should be read in conjunction with the interim financial statements and notes included herein.

Financial Condition
Total assets of the Company decreased by $8.2 million or 2.6%, to $302.9 million at September 30, 2007 from $311.1 million at December 31, 2006. The decrease in assets was primarily due to decreases in cash and cash equivalents and available-for-sale securities, partially offset by an increase in loans, net of allowance for loan losses. The decrease in assets was primarily used to fund the reduction in deposits.
The Company’s cash and cash equivalents decreased by $16.9 million from $28.8 million at December 31, 2006 to $11.9 million at September 30, 2007, a 58.6% decrease. Cash and due from banks decreased by $5.7 million or 43.3% to $7.5 million at September 30, 2007 from $13.2 million at December 31, 2006. Interest-bearing demand deposits decreased by $11.2 million or 71.6% to $4.4 million at September 30, 2007 compared to $15.6 million at December 31, 2006. The decrease in cash and cash equivalents was primarily used to funds loans and to retire maturing brokered certificates of deposit.
Available-for-sale investment securities amounted to $48.6 million at September 30, 2007 compared to $64.5 million at December 31, 2006, a $15.9 million decrease. The 24.7% decrease primarily resulted from $16.5 million in sales of municipal bonds, and $7.2 million in investment calls and maturities, primarily from payments on mortgage-backed securities and withdrawals from mutual funds. Investment purchases totaled $7.6 million, which primarily consisted of the temporary investment of the $7.1 million in bond sale proceeds in a mutual fund. The market valuation of the available-for-sale portfolio increased by $47,000 from December 31, 2006 to September 30, 2007. Held-to-maturity securities increased by $642,000 from $4.8 million at December 31, 2006 to $5.4 million at September 30, 2007, due to purchases of held-to-maturity securities of $987,000, partially offset by principal payments on mortgage-backed securities of $347,000.
Loans held for sale, net of unrealized loss, decreased by $304,000 from $836,000 at December 31, 2006 to $532,000 at September 30, 2007. Unrealized loss on loans held for sale at September 30, 2007 was $3,000 at both September 30, 2007 and December 31, 2006. Loans held for sale are carried at the lower of cost or market. Single family residential loans for qualified borrowers are originated and sold to Federal Home Loan Mortgage Corporation (“FHLMC”) and to the Illinois Housing Development Authority (“IHDA”). Loans held for sale at September 30, 2007 consisted of six single-family residential loans to be sold to FHLMC and IHDA .
The Company’s net loan portfolio increased by $23.9 million to $209.4 million at September 30, 2007 from $185.4 million at December 31, 2006. Gross loans increased by $23.9 million while the allowance for loan losses decreased by $51,000. Commercial nonresidential real estate loans increased by $4.1 million with the majority of the loan originations generated in Champaign County. Loans secured by 1-4 family residences increased by $8.9 million and multi-family mortgage loans increased by $2.3 million, primarily due to an increase in first mortgages on 1-4 family homes and multi-family units in the Savoy area market. Construction loans increased by $1.7 million primarily as a result of construction loans originated in Champaign County. Loans secured by farmland increased by $3.4 million from new originations primarily in Clark and Edgar counties, and agricultural production loans increased by $1.4 million. Consumer loans increased by $1.0 million due to new originations primarily in Clark and Edgar counties.

At September 30, 2007, the allowance for loan losses was $2.2 million or 1.03% of the total loan portfolio compared to the allowance for loan losses at December 31, 2006 of $2.2 million or 1.18% of the total loan portfolio. During the first nine months of 2007, the Company charged off $565,000 of loan losses, of which $137,000 was attributable to one commercial credit secured by printing equipment and other business assets, $181,000 was from a loss on a multi-family apartment complex, and $30,000 was from a loss on a retail commercial building in a rural community. Chargeoffs of $43,000 related to losses incurred on four one-to-four family residential loans. Consumer loan chargeoffs totaled $174,000, of which $121,000 related to vehicle loans. The chargeoffs of $565,000 were partially offset by $69,000 in recoveries from consumer loans, primarily vehicle loans. The net chargeoffs of $496,000 for the first nine months of 2007 increased by $175,000 when compared to net chargeoffs of $321,000 for the first nine months of 2006. The Company’s nonperforming loans and troubled debt restructurings remained $1.8 million or 0.86% of total loans at September 30, 2007 compared to $1.8 million or 0.98% as a percentage of total loans at December 31, 2006. The Company’s loans delinquent 90 days and over at September 30, 2007 totaled $1.7 million and included $555,000 in commercial real estate loans, $637,000 in agricultural production loans, $135,000 in farmland loans, $53,000 in commercial loans, $282,000 in 1-4 family residential loans, and $69,000 in consumer loans. The Company’s troubled debt restructurings of $548,000 at September 30, 2007 consisted primarily of two restructured commercial loans, of which one in the amount of $531,000 was delinquent in excess of 90 days, and is included in the delinquent totals. Delinquent agricultural production and farmland loans included $584,000 which are 90% guaranteed by the federal government for $526,000. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.
The Company owns approximately $3.7 million of Federal Home Loan Bank stock at September 30, 2007. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances and the purchases of mortgages through the MPF Program. With regard to dividends, the Federal Home Loan Bank will continue to assess their dividend capacity each quarter and receive the necessary approval if a dividend is made.
Premises and equipment decreased by $427,000 from $11.0 million at December 31, 2006 to $10.6 million at September 30, 2007, primarily due to depreciation expense of $625,000, partially offset by equipment additions of $200,000. Net foreclosed assets held for sale, totaling $509,000 at September 30, 2007 increased $143,000, or 39.1%, compared to $366,000 at December 31, 2006. As of September 30, 2007, the Company had real estate properties totaling $440,000 consisting of four residential properties, two commercial properties, and two vacant lots and other repossessed assets totaling $69,000, which included printing equipment valued at $27,000 and other consumer repossessed assets of $42,000. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable increased by $365,000 from $2.9 million at December 31, 2006 to $3.3 million at September 30, 2007, a 12.5% increase, primarily due to loan growth. Deferred income taxes increased by $108,000 from $1.5 million at December 31, 2006 to $1.6 million at September 30, 2007, primarily as a result of the tax effect of the change in market value of available for sale securities. Other assets increased by $106,000 from $487,000 at December 31, 2006 to $593,000 at September 30, 2007 primarily as a result of an increase in prepaid insurance.
The Company’s total deposits totaled $216.4 million at September 30, 2007 compared to $242.6 million at December 31, 2006, a decrease of $26.2 million. The 10.8% decrease in total deposits was due to a $5.6 million decrease in non-interest bearing deposits, and by a $27.6 million decrease in certificates of deposit, partially offset by an increase in savings, NOW and money market accounts of $7.0 million. The decrease of $5.6 million in demand deposits was primarily due to a shift in deposits from demand to NOW accounts, as checking products targeting seniors were reformatted. The increase in savings, NOW and money market accounts of $7.0 million was comprised of an increase of an increase of $1.7 million in NOW accounts which was primarily due to the reformatted senior checking product, an increase of $5.0 million in savings accounts primarily due to a promotion highlighting the “Pay Yourself Savings” account to attract lower cost deposits, and by an increase in money market accounts of $283,000. Time deposits decreased by $27.6 million from $159.7 million at December 31, 2006 to $132.1 million at September 30, 2007, primarily due to the reduction in brokered certificates of deposit. Brokered certificates of deposit totaling $22.9 million maturing in the first three months of 2007 were not renewed. The reductions in certificates were primarily funded by the reduction of cash and cash equivalents, and by the increase in Federal Home Loan Bank advances.
Short term borrowings increased by $965,000 due to the Company securing a line of credit from LaSalle Bank National Association. The revolving line of credit was approved for $2.0 million, and is secured by the First Bank & Trust, s.b. stock owned by the Company. The short-term borrowings were used to purchase treasury stock. Short-term borrowings at September 30, 2007 also included federal funds purchased of $1.5 million from a correspondent bank. Federal Home Loan Bank advances increased by $16.0 million from $32.8 million at December 31, 2006 to $48.8 million at September 30, 2007. Two new convertible advances of $5.0 million each were obtained in March and April, 2007 with lock out rates of 4.13% and 4.29% for one year. After the lock out term of one year has passed, the Federal Home Loan Bank has the option to convert each advance to a quarterly adjustable advance, with the option of prepayment available if that should occur. A 30 day fixed term daily floating rate advance was negotiated in June, 2007 for $3.0 million which matured in July 2007. When this advance matured in July, 2007, it was replaced with a $5.0 million convertible advance with a lock out rate of 4.75% for a period of six months. Existing advances include $25.5 million have passed the initial lock-out period and are subject to possible conversion quarterly. Fixed rate, fixed term advances at September 30, 2007 total $7.3 million, and the line of credit at September 30, 2007 had a $1.0 million balance. The total average rate of all advances was 4.28% as of September 30, 2007. The increase in borrowings was used primarily to reduce brokered certificates of deposit and to fund loan growth.

Junior subordinated debentures remained constant at $6.2 million at September 30, 2007 compared to December 31, 2006. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company’s investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly. Interest expense related to the debentures was $269,000 for both the nine month periods ended September 30, 2007 and 2006, and $90,000 for both the three months periods ended September 30, 2007 and 2006.
Advances from borrowers for taxes and insurance increased by $183,000 from $148,000 at December 31, 2006 to $331,000 at September 30, 2007. The $183,000 increase is a normal trend, as escrows typically accumulate funds in the first half of the year for the payment of real estate taxes later in the year. Payments for 2006 real estate taxes in Edgar and Clark Counties are not due until during the fourth quarter of 2007 due to late billing resulting from quadrennial assessment in those counties. Interest payable decreased by $261,000, or 28.1% from $929,000 at December 31, 2006 to $668,000 at September 30, 2007 primarily a result of the reduction in balances of certificates of deposits.
Stockholders’ equity at September 30, 2007 was $26.4 million compared to $26.7 million at December 31, 2006, a decrease of $213,000. Retained earnings increased by the amount of net income or $877,000, partially offset by $400,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2006 to September 30, 2007, stockholders’ equity increased by $264,000, and as shares from the incentive plan were earned by participants for the same period, stockholders’ equity increased by $94,000. Accumulated comprehensive loss decreased by $29,000 due to an increase in the fair value of securities available for sale, net of related tax effect. Treasury stock increased by $1.1 million due to the repurchase of 91,300 shares of stock, which was partially offset by the transfer of 500 shares for stock options exercised in August 2007.
Results of Operations
Comparison of Nine Month Periods Ended September 30, 2007 and 2006
Net income for the nine months ended September 30, 2007 increased by $97,000 or 12.4% from $780,000 for the nine months ended September 30, 2006 to $877,000 for the nine months ended September 30, 2007. The increase in net income is primarily due to increases in net interest income and noninterest income and by a reduction in noninterest expense, partially offset by increases in the provision for loan losses and income tax expense.

Net interest income increased $152,000 or 2.6% from $6.0 million for the nine months ended September 30, 2006 to $6.1 million for the nine months ended September 30, 2007. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $1.7 million, partially offset by an increase in interest expense of $1.5 million. The Company’s net interest margin was 3.04% and 3.15% during the nine months ended September 30, 2007 and 2006, respectively. The net interest margin decreased as a result of a decrease in interest spread. Interest spread decreased by 10 basis points from 2.86% for the nine months ended September 30, 2006 to 2.76% for the nine months ended September 30, 2007. The average rate paid on interest bearing liabilities increased by 56 basis points, while the average rate earned on interest bearing assets increased by 45 basis points. The average balances of interest bearing assets for the nine month period ending September 30, 2007 increased by $16.1 million to $267.9 million compared to $251.8 million in average earning assets for the nine month period ending September 30, 2006. Interest bearing liabilities increased by $18.4 million from $230.9 million for the nine month period ended September 30, 2006 to $249.3 million for the nine month period ended September 30, 2007. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to the acquisition of $13.0 million in Rantoul deposits in December, 2006 from another local financial institution.
Total interest and dividend income increased by $1.6 million or 13.9% from $12.0 million for the nine months ended September 30, 2006 to $13.6 million for the nine months ended September 30, 2007. The increase of $1.7 million was primarily due to increases in loan interest income and interest income from deposits with financial institutions, partially offset by reductions in interest and dividend income from securities and dividends on Federal Home Loan Bank stock. The increase of $2.0 million in loan interest income was primarily due to a $27.7 million increase in the average loan balance and by an increase in the average loan rate of 33 basis points. Interest and dividend income from securities decreased by $286,000 primarily due to a decrease of $10.8 million in the average balance of investments, partially offset by an increase of 21 basis points in the average rate. Interest income from deposits with financial institutions increased by $45,000 primarily due to an increase of $1.3 million in the average balance, partially offset by a decrease in average rate of 12 basis points. Dividends on Federal Home Loan Bank stock decreased by $63,000 from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 due to a decrease in the average balance of $2.1 million, and by a decrease in the average rate of 30 basis points.
Interest expense increased by $1.5 million or 25.2% from $6.0 million for the nine months ended September 30, 2006 to $7.5 million for the nine months ended September 30, 2007. This increase was primarily due to an increase of $1.4 million in interest on deposits, and a $71,000 increase in interest on Federal Home Loan Bank advances and other debt. The $1.4 million increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 69 basis points, and by an increase in the average balance of interest bearing deposits of $16.8 million. The $71,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $1.6 million, and an increase in average interest rate of 5 basis points.

For the nine months ended September 30, 2007 and 2006, the provision for losses on loans was $446,000 and $163,000, respectively. The increase of $283,000 in the provision for loan loss was primarily due to loan growth. The provision for the nine months ended September 30, 2007 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of September 30, 2007, its allowance for loan losses was adequate.
Noninterest income increased $204,000 or 7.8% from $2.6 million for the nine months ended September 30, 2006 to $2.8 million for the nine months ended September 30, 2007. The increase was primarily a result of increases in customer service fees, net realized gains on sales of available-for-sale securities, other service charges and fees, and abstract and title fees, partially offset by decreases in loan servicing fees. Customer service fees increased by $80,000 from $806,000 for the nine months ended September 30, 2006 to $886,000 for the nine months ended September 30, 2007, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $26,000 from $679,000 for the nine months ended September 30, 2006 compared to $705,000 for the nine months ended September 30, 2007 primarily due to increases in loan related fees and debit card fees. Net realized gains on sales of available for sale securities was $70,000 for the nine months ended September 30, 2007 resulting from the sale of $7.2 million of municipal bonds. Loan servicing fees decreased by $18,000 from $332,000 for the nine months ended September 30, 2006 to $314,000 for the nine months ended September 30, 2007, primarily due to a $4.3 million decrease in the average balance of loans serviced for others. Abstract and title fees increased by $22,000 from $242,000 for the nine months ended September 30, 2006 to $264,000 for the nine months ended September 30, 2007 primarily due to an increase in commissions earned on title insurance sales. Other income increased by $33,000 from $122,000 for the nine months ended September 30, 2006 to $155,000 for the nine months ended September 30, 2007 primarily due to an increase in ATM fees.
Total noninterest expenses were $7.3 million for the nine months ended September 30, 2007 compared to $7.4 million for the nine months ended September 30, 2006. The primary reasons for the $105,000 decrease were decreases in salaries and employee benefits expense, professional fees, and amortization of loan servicing rights, partially offset by increases in net occupancy expense, equipment expense, data processing expense, and foreclosed assets expense, net.
Salaries and employee benefits decreased by $183,000 from $3.9 million for the nine months ended September 30, 2006 to $3.7 million for the nine months ended September 30, 2007, as a result of a decrease in salaries expense, health insurance expense, unemployment taxes and incentive plan expense.

Net occupancy expense increased by $128,000 from $501,000 for the nine months ended September 30, 2006 compared to $629,000 for the nine months ended September 30, 2007. This increase can be attributed to additional occupancy expenses associated with the addition of the Martinsville and Rantoul West locations, as well as the expansion of the Paris facility. Deregulation in electrical rates in the State of Illinois in 2007 also caused substantial increases in rates charged for electricity consumption. Equipment expense increased by $51,000 primarily as a result of increases in depreciation expense and increased software license fees. Data processing fees increased by $42,000 primarily due to increases in fees charged by third party service providers and increased utilization of services for the core data processing system and for the ATM network system processing.
Professional fees decreased by $56,000 from $366,000 for the nine months ended September 30, 2006 to $310,000 for the nine months ended September 30, 2007, primarily due to a decrease in consulting fees, primarily from the elimination of an investor relations consulting firm. Foreclosed assets expense, net increased by $23,000 from $65,000 for the nine months ended September 30, 2006 to $88,000 for the nine months ended September 30, 2007, primarily as a result of expenses associated with commercial property foreclosures. Amortization of loan servicing rights decreased by $52,000 from $183,000 for the nine months ended September 30, 2006 to $131,000 for the nine months ended September 30, 2007, as a result of the reduction in loan servicing assets.
Income tax expense was $276,000 for the nine months ended September 30, 2007 as compared to $195,000 for the nine months ended September 30, 2006. The increase of $81,000 in income tax expense was primarily due to an increase in income before income taxes of $178,000 from $975,000 for the nine months ended September 30, 2006 compared to $1.2 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2007 was 23.9% compared to 20.0% for the nine months ended September 30, 2006.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local on non-U.S. income tax examinations by tax authorities for years before 2004.
Comparison of Three Month Periods Ended September 30, 2007 and 2006
Net income for the three months ended September 30, 2007 increased by $170,000 or 62.5% from $272,000 for the three months ended September 30, 2006 to $442,000 for the three months ended September 30, 2007. The increase in net income was primarily due to increases in net interest income and noninterest income and a reduction in noninterest expense, partially offset by increases in the provision for loan losses and income tax expense.

Net interest income increased $218,000 or 10.9% from $2.3 million for the three months ended September 30, 2006 to $2.6 million for the three months ended September 30, 2007. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $548,000, partially offset by an increase in interest expense of $330,000. The Company’s net interest margin was 3.28% and 3.08% during the three months ended September 30, 2007 and 2006, respectively. The net interest margin increased as a result of an increase in interest spread. Interest spread increased by 25 basis points from 2.78% for the three months ended September 30, 2006 to 3.03% for the three months ended September 30, 2007. The average rate earned on interest bearing assets increased by 56 basis points while the average rate paid on interest bearing liabilities increased by 30 basis points. The average balances of interest bearing assets for the three month period ending September 30, 2007 increased by $10.7 million to $269.3 million compared to $258.6 million in average earning assets for the three month period ending September 30, 2006. Interest bearing liabilities increased by $14.5 million from $238.4 million for the three month period ended September 30, 2006 to $252.9 million for the three month period ended September 30, 2007. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to the acquisition of $13.0 million in Rantoul deposits in December, 2006 from another local financial institution.
Total interest and dividend income increased by $548,000 or 12.9% from $4.3 million for the three months ended September 30, 2006 to $4.8 million for the three months ended September 30, 2007. The increase of $548,000 was primarily due to an increase in loan interest income partially offset by a reduction of interest and dividend income from securities, and dividends from Federal Home Loan Bank stock. The increase of $695,000 in loan interest income was primarily due to a $25.9 million increase in the average loan balance and by an increase in the average loan rate of 44 basis points. Interest and dividend income from securities decreased by $112,000 primarily due to a decrease of $14.1 million in the average balance of investments, partially offset by an increase of 48 basis points in the average rate. Interest income from deposits with financial institutions decreased by $11,000 primarily due to a decrease of $126,000 in the average balance of deposits with financial institutions and by a 22 basis point reduction in the average rate. Dividends on Federal Home Loan Bank stock decreased by $24,000 from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to a decrease in the average balance of $975,000 and by a decrease of 146 basis points in the average rate.
Interest expense increased by $330,000 or 14.6% from $2.3 million for the three months ended September 30, 2006 to $2.6 million for the three months ended September 30, 2007. This increase was primarily due to an increase of $157,000 in interest on deposits, and by a $173,000 increase in interest on Federal Home Loan Bank advances and other debt. The $157,000 increase in interest expense on deposits was primarily due to an increase in the average rate paid on deposits of 36 basis points, partially offset by a decrease in the average balance of interest bearing deposits of $2.6 million. The $173,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $17.1 million, partially offset by a decrease in average interest rate of 24 basis points.

For the three months ended September 30, 2007 and 2006, the provision for losses on loans was $182,000 and $68,000, respectively. The provision for the three months ended September 30, 2007 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of September 30, 2007, its allowance for loan losses was adequate.
Noninterest income increased $59,000 or 6.6% from $897,000 for the three months ended September 30, 2006 to $956,000 for the three months ended September 30, 2007. The increase was primarily a result of increases in other service charges and fees, abstract and title fees, and other income. Other service charges and fees increased by $11,000 from $225,000 for the three months ended September 30, 2006 compared to $236,000 for the three months ended September 30, 2007 primarily due to an increase in interchange fees earned on an increased volume of debit card transactions. Abstract and title fees increased by $10,000 from $82,000 for the three months ended September 30, 2006 to $92,000 for the three months ended September 30, 2007 primarily due to an increase in commissions earned from sales of title insurance. Other income increased by $22,000 primarily due to an increase in ATM fees, and trust department fees.
Total noninterest expenses declined by $136,000 from $2.5 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007. The primary reasons for the $136,000 decrease were decreases in salaries and employee benefits expense, foreclosed assets expense, net, marketing expense, amortization of loan servicing rights, and other expenses, partially offset by an increase in net occupancy expense. Salaries and employee benefits decreased by $59,000 from $1.3 million for the three months ended September 30, 2006 to $1.2 million for the three months ended September 30, 2007, as a result of a decrease in salaries expense, health insurance expense and incentive plan expense.
Net occupancy expense increased by $27,000 from $185,000 for the three months ended September 30, 2006 compared to $212,000 for the three months ended September 30, 2007. This increase can be attributed to additional occupancy expenses associated with the addition of Rantoul West location, as well as the expansion of the Paris facility. Deregulation in electrical rates in the State of Illinois in 2007 also caused substantial increases in rates charged for electricity consumption.
Foreclosed assets expense decreased by $18,000 from $24,000 for the three months ended September 30, 2006 to $6,000 for the three months ended September 30, 2007, primarily due to an extension fee relating to the sale of a multi-family residential real estate property acquired through foreclosure and to the recognition of income in the current period from deferred gains. Marketing expense decreased by $16,000 from $72,000 for the three months ended September 30, 2006 to $56,000 for the three months ended September 30, 2007 primarily due to marketing promotion in 2006 associated with the opening of the new facility in Paris. Amortization of loan servicing rights decreased by $17,000 from $61,000 for the three months ended September 30, 2006 to $44,000 for the three months ended September 30, 2007 due to a reduction in loan servicing assets. Other expenses decreased by $59,000 from $350,000 for the three months ended September 30, 2006 to $291,000 for the three months ended September 30, 2007 primarily due to the loss on premises and equipment recognized in 2006 related to the expansion of the main facility.

Income tax expense was $187,000 for the three months ended September 30, 2007 as compared to $58,000 for the three months ended September 30, 2006. The increase of $129,000 in income tax expense was primarily due to an increase in income before income taxes of $299,000 from $330,000 for the three months ended September 30, 2006 compared to $629,000 for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2007 was 29.7% compared to 17.6% for the three months ended September 30, 2006.
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
Loan Servicing Rights
The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of September 30, 2007 and December 31, 2006, loan servicing rights had carrying values of $313,000 and $351,000, respectively.

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
Liquidity
At September 30, 2007, the Company had outstanding commitments to originate $23.5 million in loans, and $14.7 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption “Off-Balance Sheet Arrangements and Contractual Commitments”. As of September 30, 2007, the total amount of certificates scheduled to mature in the following 12 months was $101.1 million. The Company believes that it has adequate resources to fund all of its commitments. The Company’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company’s operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at September 30, 2007 was $11.9 million. The Company’s future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.
Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2007, the Company had outstanding commitments to originate loans of $23.5 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $18.1 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $9.8 million for commercial lines of credit, and $4.9 million for consumer lines of credit. Outstanding commitments for letters of credit at September 30, 2007 totaled $560,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of September 30, 2007, which by their terms have contractual maturity dates subsequent to September 30, 2007:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
		(Dollars in thousands)

Unfunded commitments:
Letters of credit	$514	$46	$—	$—	$560
Lines of credit	9,779	878	363	3,659	14,679
Overdraft protection	1,259	—	—	—	1,259

Totals	$11,552	$924	$363	$3,659	$16,498

Capital Resources
The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank’s regulatory capital requirements, versus actual capital as of September 30, 2007:

			Required for		To be Well
September 30, 2007	Actual		Adequate Capital		Capitalized
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$33,479	16.30	$16,340	8.0	$20,538	10.0
Tier 1 capital (to risk-weighted assets)	31,307	15.24	8,215	4.0	12,323	6.0
Tier 1 capital (to average assets)	31,307	10.52	11,899	4.0	14,874	5.0
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended September 30, 2007 and 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation as of September 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended September 30, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number of
			of Shares	Shares that May
			Purchased as	Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
7/1/2007 to 7/31/2007	—	—	—	51,710
8/1/2007 to 8/31/2007	—	—	—	51,710
9/1/2007 to 9/30/2007	—	—	—	51,710
Total	—	—	—	51,710

(1)	The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending March 15, 2008.

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

FIRST BANCTRUST CORPORATION

Date: November 13, 2007	/s/ Terry J. Howard

Terry J. Howard
President and Chief Executive Officer

Date: November 13, 2007	/s/ Ellen M. Litteral

Ellen M. Litteral
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Terry J. Howard required by Rule 13a-14(a).

31.2	Certification of Ellen M. Litteral required by Rule 13a-14(a).

32.1	Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).