Form 10-K/A
period 2006-12-31
FIRST BANCTRUST CORP
filed 2008-01-14
CIK 1129847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                         (Amendment No. 1 to Form 10-k)

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

                                     PART I

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission ("SEC") on March 28, 2007, reflects a revision to page 43 of Exhibit 13 to the original Form 10-K, which Exhibit 13 is incorporated by reference into Part II, Item 8 of the Form 10-K. The EDGAR version of Exhibit 13 to the original Form 10-K as filed with the SEC inadvertently omitted the signature of BKD, LLP, the Company's independent accounting firm. We are filing this Form 10-K/A to correct this oversight.

This Form 10-K/A only amends Exhibit 13 and Part II, Item 8 thereby of the original filing. Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the original filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached to this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2.

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

                                        First BancTrust Corporation


Date: January 11, 2008                  /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 11, 2008                  /s/ Terry J. Howard
                                        ----------------------------------------
                                        Terry J. Howard
                                        President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)


Date: January 11, 2008                  /s/ John W. Welborn
                                        ----------------------------------------
                                        John W. Welborn, Director
                                        Chairman of the Board of Directors


Date: January 11, 2008                  /s/ Vick N. Bowyer
                                        ----------------------------------------
                                        Vick N. Bowyer, Director


Date: January 11, 2008                  /s/ David W. Dick
                                        ----------------------------------------
                                        David W. Dick, Director

Date: January 11, 2008                  /s/ James D. Motley
                                        ----------------------------------------
                                        James D. Motley, Director


Date: January 11, 2008                  /s/ Joseph R. Schroeder
                                        ----------------------------------------
                                        Joseph R. Schroeder, Director


Date: January 11, 2008                  /s/ Terry T. Hutchison
                                        ----------------------------------------
                                        Terry T. Hutchison, Director


Date: January 11, 2008                  /s/ John P. Graham
                                        ----------------------------------------
                                        John P. Graham, Director


Date: January 11, 2008                  /s/ Ellen M. Litteral
                                        ----------------------------------------
                                        Ellen M. Litteral, Chief Financial
                                        Officer and Treasurer (Principal
                                        Accounting and Financial Officer)