Form 10-K
period 2007-12-31
FIRST BANCTRUST CORP
filed 2008-03-28
CIK 1129847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-32535
FIRST BANCTRUST CORPORATION
(Exact name of registrant as specified its charter)

Delaware	37-1406661

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 South Central Avenue Paris, Illinois	61944

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 217-465-6381
Securities registered pursuant to Section 12 (b) of the Act:

Nasdaq Capital Market	Common Stock (par value $0.01 per share)

(Name of exchange on which registered)	(Title of class)
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,529,463 as of June 30, 2007.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,185,839 shares of common stock as of March 10, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
(1)	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts II and III.

(2)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders, scheduled for April 21, 2007, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this filing may include certain forward-looking statements based on current management expectations. The forward-looking statements are identifiable by the use of the terms “believes,” “expects,” “anticipates,” “estimates,” “intends,” “consider,” “plans,” “seeks,” and similar expressions. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.
PART I
Item 1. Description of Business
General
First BancTrust Corporation (the “Company”) was incorporated in November 2000 under Delaware law. On April 18, 2001, the Company acquired all of the outstanding shares of common stock of First Bank & Trust, s.b. of Paris, Illinois, (“First Bank” or the “Bank”) upon the Bank’s conversion from an Illinois chartered mutual savings bank to an Illinois chartered stock savings bank (the “Conversion”). The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company’s initial stock offering which was completed on April 18, 2001. The Company sold 3,041,750 shares of common stock in the initial offering at $5 per share. The Company began trading on the Nasdaq Small Cap Market on April 19, 2001 under the symbol “FBTC”. At December 31, 2007, the Company had consolidated total assets, liabilities and stockholders’ equity of $326.9 million, $300.4 million, and $26.5 million, respectively.
The Company’s assets on an unconsolidated basis at December 31, 2007 consisted primarily of the investment in the Bank of $32.2 million, investment in First Charter Service Corporation of $75,000, investment in ECS Service Corporation doing business as Edgar County Title of $279,000, and investment in FBTC Statutory Trust I of $186,000, interest-bearing demand deposits of $36,000, an Employee Stock Ownership Plan (“ESOP”) loan to the Bank of $220,000, available-for-sale securities of $104,000, premises and equipment of $152,000, cash surrender value of life insurance of $72,000, and other assets of $435,000. The Company originates loans and solicits deposits through the Bank, but otherwise conducts no significant business except through the Bank and the Company’s other non-bank subsidiaries.

The Bank was founded in 1887, and continued as an Illinois mutual savings and loan, until January, 1990 when it was merged with First Federal Bank, a federal mutual savings bank. In June, 1995, the charter was converted to an Illinois mutual savings bank, and the name modified to First Bank & Trust, s.b. As previously stated, First Bank converted to an Illinois stock savings bank in April, 2001. The Bank conducts business out of its main office and finance center branch in Paris, Illinois, in Edgar County, and branch offices in Marshall and Martinsville, Illinois in Clark County, and Savoy, and Rantoul, Illinois in Champaign County. The primary market areas of Clark and Edgar counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a large share of the local economy. The Bank opened a satellite facility in May, 2006 in Martinsville, located approximately ten miles west of the Marshall branch. In September, 2003, the Bank began operations in a temporary facility in Savoy, Illinois, until the move into a permanent facility in August, 2004. The Savoy market area is immediately adjacent to the large urban markets of Champaign and Urbana, and shows strong demographic characteristics. The community has experienced higher than average population growth, resulting in new housing construction. The Savoy market is characterized by a younger population, due to its proximity to the University of Illinois in Champaign-Urbana. The majority of the labor force in this area is employed in managerial or professional occupations. In October, 2005, the Company acquired all of the outstanding common shares of Rantoul First Bank, SB, located in northern Champaign County. The transaction was accounted for as a purchase, and the entity merged into the Bank’s operations at the date of acquisition. Rantoul is also adjacent to the Champaign-Urbana urban area, located approximately 15 miles north of Champaign-Urbana. In December, 2006, the Bank acquired a second Rantoul branch location and deposits from another financial institution. This location was operated throughout 2007, but was closed effective January 31, 2008 and merged into the first Rantoul branch.
As of December 31, 2007, the Bank had total assets of $310.0 million, total liabilities of $278.9 million, and total equity of $31.1 million. Total assets grew by $36.6 million, the majority from an increase in loans, which was primarily funded by a reduction in cash and cash equivalents and investments. Net income of $1.4 million in 2007, decreased by $68,000 or 4.5%, which was primarily attributable to increases in the provision for loan losses of $545,000 and a $178,000 increase in noninterest expense, partially offset by increases in net interest income of $360,000, and noninterest income of $295,000.
Business of the Company
The Company’s principal business consists primarily of attracting deposits from the general public and using those funds to originate loans secured by one-to four-family residential properties, commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and other loans. A substantial number of single family residential mortgage loans, agricultural loans, and commercial loans have been sold into the secondary market, and the Company retains servicing rights to those loans. At December 31, 2007, the Company’s loan portfolio including loans held for sale, totaled $237.3 million. In addition, at December 31, 2007 the Company serviced $86.9 million in loans ($80.4 million of residential loans, $6.1 million of agricultural loans, and $383,000 in commercial loans). The Company also invests in U.S. government securities, municipal securities, and mortgage-backed securities. At December 31, 2007, the Company’s securities portfolio totaled $53.9 million, of which $48.6 million are designated as available for sale, and $5.3 million are designated as held to maturity. The Company also had $2.7 million invested in interest-bearing demand deposits at December 31, 2007.

The Company’s revenues are derived principally from interest on its mortgage, consumer, agriculture and commercial loans, interest on its securities, gains on loan sales, loan servicing fees, abstract and title fees, service charges on deposits, and other customer fees. The Company’s primary sources of funds are deposits, loan repayments, sales of loans in the secondary market, purchases of federal funds, and advances (loans) from the Federal Home Loan Bank (“FHLB”).
The Company’s ability to earn a profit depends on net interest income, which is the difference between the interest income earned on interest-earning assets, such as mortgage, commercial and consumer loans, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s profitability depends on its ability to manage assets and liabilities during periods of changing interest rates. To a lesser extent, the Company’s profitability depends on the ability to continue to generate noninterest income from services provided to its customers.
Lending Activities
General. At December 31, 2007, the net loan portfolio before allowance for loan losses, of the Company totaled $236.9 million, representing 72.5% of total assets at that date. One of the principal lending activities of the Company is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2007, single-family residential loans amounted to $78.0 million or 32.8% of the total loan portfolio. Of this amount, $11.1 million consisted of second mortgage or home equity loans. In addition, the Company originates commercial real estate loans, agricultural real estate loans, commercial and industrial loans, agricultural production finance loans, consumer loans and tax-exempt loans. On a more limited basis, the Company offers multi-family loans and construction loans.
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
Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
	Amount	Amount	Amount	Amount	Amount

Real estate loans:
One-to-four family	$78,035	$66,665	$51,823	$37,568	$36,513
Multi-family	13,509	3,417	695	716	266
Commercial	49,664	33,751	33,244	16,902	10,124
Construction	4,166	2,423	2,423	1,516	2,275
Agricultural loans	29,047	26,983	20,913	16,937	13,908
Commercial and industrial	14,395	7,360	7,886	6,411	6,417
Agricultural production finance	19,875	18,897	15,442	13,603	12,357
Consumer loans:
Vehicle	21,948	21,793	21,305	20,801	21,035
Consumer finance	815	877	872	800	823
Share	828	1,012	708	472	533
Other	4,133	3,857	3,531	3,099	3,169
Other loans	1,526	1,600	1,677	1,769	1,983

Total loans receivable	237,941	188,635	160,519	120,594	109,403

Less:

Undisbursed portion of loans	1	87	164	17	23
Unearned discount and fees	994	882	808	829	845
Allowance for loan losses	2,091	2,222	2,662	2,300	2,124

Loans receivable, net	$234,855	$185,444	$156,885	$117,448	$106,411

Loans held for sale, net of unrealized losses, at December 31, 2007 amounted to $394,000, and are not included in the above table. These loans are single family dwellings committed for sale to the Federal Home Loan Mortgage Corporation and Illinois Housing Development Authority.
Origination of Loans. The lending activities of the Company are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of procedures, including referrals from real estate brokers, builders and existing customers. The loan officers obtain financial data and credit information from the applicant, and, within their limits, make the decision to extend credit to the borrower. Loan processing personnel independent of the credit decision process will order the appraisal on the property, and collect other necessary information to complete the loan documentation. Property valuations on loans over $250,000 are performed by independent outside appraisers approved by the Executive Officers. A written evaluation is required for all real estate loans in the amount of less than $250,000 by a qualified individual in conformity with the Interagency Appraisal and Evaluation Guidelines.

Under the real estate lending policy of the Company, evidence of ownership must be established in order to perfect a lien on real estate to be used as collateral. For all first lien residential mortgage loans in excess of $5,000 evidence of ownership shall be established by obtaining title insurance. Fire and extended casualty insurance coverage is also required on the property. Flood insurance is required when the property is in a flood hazard area designated by the Department of Housing and Urban Development. The Company generally does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums, although loans originated through specific programs such as Rural Development, Illinois Housing Development Authority or FHA/VA may require the use of escrow accounts.
The Company’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the collateral that will secure the loan. The Company’s loan policy assigns aggregate lending limits to officers of the Company depending on the type of loan and whether the loan is secured or unsecured. Officers may individually approve loans within their designated limits; however, officers may not combine authority. Generally, loans in excess of individual limits are referred to an officer loan committee up to $500,000. The largest amount of aggregated credit that can be extended to one borrower or single source of repayment by the officer loan committee acting in concert is 2.5% of qualified capital regardless of their individual authorized lending limits. Management has established an executive officers’ loan committee, which may generally approve credit requests up to the lesser of $1.5 million or 5% of qualified capital. The Board of Directors has established a loan committee of directors, which currently includes four independent directors. The loan committee of directors is authorized to approve loan requests for an individual borrower or single source of repayment which, if combined with all other outstanding debt attributable to that borrower or single source of repayment, does not exceed the lesser of 10% or qualified capital or $4,500,000. Any extension of credit that will cause the combined loan balance to exceed this limitation must be must be approved by three executive loan committee, the directors’ loan committee, and submitted to the full Board of Directors for their approval.
Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Company generally concentrates its lending activity on its primary market area of Edgar, Clark, Vermilion, and Champaign counties, Illinois. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 20% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. As an Illinois-chartered savings bank, the Bank is permitted to invest without limitation as a percentage of assets in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. The Bank has received a waiver from the Illinois Department of Financial and Professional Regulation regarding its ability to exceed this 10% limit. The Bank is subject to its internal loans-to-one borrower limitation of 15% of unimpaired capital.

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2007, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred origination costs and allowance for loan losses.

	At December 31, 2007
		Commercial	Agricultural
		and	Production		Other	Total
	Real Estate	Industrial	Finance	Consumer	Loans	Loans
	(In Thousands)

Amounts due in:
One year or less	$17,583	$3,888	$13,094	$2,378	$22	$36,965
More than one year to five years	58,488	8,886	3,925	22,739	—	94,038
More than five years	98,350	1,621	2,856	2,607	1,504	106,938

Total amount due	$174,421	$14,395	$19,875	$27,724	$1,526	$237,941

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2008 which have fixed interest rates or which have floating or adjustable rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In Thousands)

Real estate loans:
One-to-four family	$25,046	$48,913	$73,959
Multi-family	12,917	592	13,509
Commercial	24,964	16,294	41,258
Construction	22	507	529
Agricultural loans	13,356	14,227	27,583
Commercial and industrial	7,403	3,104	10,507
Agricultural production finance	4,010	2,771	6,781
Consumer loans:
Vehicle	21,207	—	21,207
Consumer finance	708	—	708
Share	45	5	50
Other	3,327	54	3,381
Other loans	—	1,504	1,504

Total loans receivable	$113,005	$87,971	$200,976

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

One-to-Four Family Residential Real Estate Loans. One of the primary lending activities of the Company is the origination of loans secured by single-family residences. At December 31, 2007, $78.0 million or 32.8% of the total loan portfolio consisted of single-family residential loans. Of this amount, $11.1 million consisted of second mortgage or home equity loans.
The Company’s present lending policy on one-to-four family regular conventional residential mortgage loans generally limits the maximum loan-to-value to 80% of the appraised value of the property. If the Company originates a residential mortgage loan with a loan-to-value in excess of 80%, the Company may require the borrower to obtain private mortgage insurance. An alternative mortgage product is available for owner occupied one to four family residential properties within the Bank’s market area which generally allows financing to qualified applicants of up to 100% of the purchase price or the appraised value, whichever is less. Residential mortgage loans are typically amortized on a monthly basis with principal and interest due each month.
The Company’s residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities from 5 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Company’s fixed-rate conventional loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. The Company sells a majority of qualifying fixed-rate conventional loans with terms greater than 10 years in the secondary market. At December 31, 2007, $28.7 million, or 36.7% of the Company’s single-family residential mortgage loans were fixed-rate loans.
The adjustable-rate single-family residential mortgage loans currently offered by the Company have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three-, or five-year U.S. Treasury obligations adjusted to a constant maturity, plus a stipulated margin. In addition, the Company offers an adjustable mortgage loan with a fixed-rate for the first three or five years which adjusts on an annual basis thereafter. The Company’s adjustable-rate single-family residential real estate loans generally have a cap of 1% or 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which is generally 6% above the initial rate. Such loans generally are underwritten based on the initial rate. The Company’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2007, $49.3 million or 63.3% of the Company’s single-family residential mortgage loans were adjustable-rate loans.

At December 31, 2007, the Company’s second mortgage or home equity loans amounted to $11.1 million or 4.7% of the total loan portfolio. These loans are secured by the underlying equity in the borrower’s residence, and accordingly, are reported with the one-to-four family real estate loans. As a result, the Company generally requires loan-to-value ratios of 90% or less after taking into consideration the first mortgage held by the Company. If the Company does not own or service the first mortgage, it may limit the total loan-to-value ratio to 80%. These loans typically have up to ten-year terms with an interest rate adjustment after one, three, five, or seven years. Fixed rate second mortgages are also offered, although the term of the loan cannot exceed seven years. Home equity lines-of-credit are also offered to qualified applicants to fund up to 100% of the equity in the borrower’s home, based on the appraised value of the property, if the Company holds the first mortgage on the property. For all others, the maximum loan-to-value is eighty percent of the appraised value of the property. Home equity lines-of-credit are adjustable rate products priced off of the “prime” rate, and reprice monthly.
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
Commercial Real Estate Loans. The Company’s commercial real estate portfolio primarily consists of loans secured by office buildings, warehouses, production facilities, recreational facilities, retail stores and restaurants located within the Company’s market area. Commercial real estate loans amounted to $50.0 million or 20.9% of the total loan portfolio as of December 31, 2007 with an average loan balance of approximately $195,000.
The Company’s commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential loans. Loans secured by raw land cannot exceed 65% of the appraised value, and loans secured by real estate to be used for land development can not exceed 75% loan-to-value. The maximum term of the Company’s commercial real estate loans cannot exceed 30 years. Generally, terms for commercial real estate loans are not longer than 10 years, and are based on an amortization schedule of up to thirty years. At December 31, 2007, fixed rate commercial real estate loans totaled $32.7 million, while adjustable rate commercial real estate loans totaled $17.3 million.
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

Agricultural Real Estate Loans. At December 31, 2007, the Company’s agricultural loans amounted to $29.0 million or 12.2% of the total loan portfolio. The Company’s agricultural loans are primarily secured by farmland located in its market area and other counties in east-central Illinois and western Indiana. The Company’s adjustable rate agricultural real estate loans have interest rates which generally adjust every one, three or five years in accordance with a designated index and are generally amortized over 20 or 30 years. A portion of these agricultural real estate loans also include a balloon payment after 10 years. Fixed rate agricultural real estate loans generally are for terms of up to 15 years, although many are amortized over longer periods, and include a balloon payment at maturity. The Company’s lending policies on agricultural loans originated for its portfolio generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.
Many agricultural real estate loans to farmers have been underwritten by agency guidelines to qualify for a government guarantee of up to 90% of the original loan amount, which in turn qualifies them to be sold to a variety of investors in the secondary market. Once the government guarantee is secured from Farmers Home Loan Administration, the guarantee covers up to 90% of any loss on the loan. By way of example, assume that the Company originates a conforming $100,000 agricultural loan, secures a 90% guarantee from Farmers Home Loan Administration, and subsequently sells $90,000 of the loan in the secondary market with servicing retained. Assume that the borrower defaults on the loan, and the value of the property is $50,000. The Company would purchase the $90,000 portion from the investor, foreclose on the loan, and sell the property for $50,000. This would result in an initial loss to the Company of $50,000. However, as a result of the government guarantee, the Company would be reimbursed $45,000, representing 90% of its loss of $50,000. The Company’s out of pocket loss in this example would be $5,000. Likewise, if the Company holds the example loan which carries the 90% guarantee in its own portfolio, the loss to the Company would also be limited to $5,000, after filing the claim with Farmers Home Loan Administration. If the Company originates an agricultural loan which qualifies for the agency guarantee, it may originate the loan with a loan-to-value of 90% of the lesser of the appraised value or purchase price of the property. At December 31, 2007, the guaranteed amount of $5.5 million on farmland loans of $6.1 million were owned by various investors. Additionally, farmland loans of $4.4 million are included in the Company’s agricultural real estate portfolio, of which $4.0 million are guaranteed by the Farmers Home Loan Administration.
Commercial and Industrial Loans. At December 31, 2007, the Company’s commercial and industrial loans amounted to $14.4 million or 6.1% of the Company’s loan portfolio. Types of commercial loans in the portfolio at December 31, 2007 include short-term working capital loans and term loans for capital purchases, secured by inventory, accounts receivable, fixtures, or equipment. The Company’s commercial and industrial loans typically have a term of up to seven years and may have either floating rates tied to the Company’s internal prime rate or fixed rates of interest. The Company’s commercial and industrial loans are made to small to medium-sized businesses within the Company’s market area. A substantial portion of the Company’s small business loans are secured by perfected security interests in accounts receivable and inventory or other corporate assets such as equipment. The Company also generally obtains personal guarantees from the principals of the borrower with respect to all commercial and industrial loans. In addition, the Company may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or business property. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

Agricultural Production Finance Loans. At December 31, 2007, the Company’s agricultural production finance loans amounted to $20.0 million or 8.4% of the total loan portfolio. Generally these loans are extended to farmers in the Company’s market area and other counties in Illinois and Indiana for the purchase of equipment, seed, fertilizer, insecticide and other purposes in connection with agricultural production. The Company’s agricultural production finance loans generally have terms of one, three or five years, although loans secured by farm equipment may extend to seven years or longer. The maximum term for equipment secured loans will be tied directly to the useful life of the underlying collateral but cannot exceed 15 years. The interest rate is generally increased with respect to the longer terms loans due to the rate exposure of these loans. The amount of the commitment is based on management’s review of the borrower’s business plan, prior performance, marketability of crops, and current market prices. The Company will examine recent financial statements and shall evaluate cash flow analysis and debt-to-net worth, and liquidity ratios. These loans are secured by crops, equipment, accounts receivable, inventory, and second mortgages on the farmland.
The Company’s agricultural production finance loans may be originated under terms, conditions and documentation which allow them to qualify for a guarantee by the Farmers Home Loan Administration, and/or to be sold to a variety of investors in the secondary market. These qualifying loans also carry a government guarantee of up to 90% of any loss. At December 31, 2007, farm equipment loans of $3.4 million are included in the Company’s agricultural real estate portfolio, of which $3.0 million are guaranteed by the Farmers Home Loan Administration. Additionally, the guaranteed portion of $610,000 on farm equipment loans of $678,000 were sold into the secondary market, and serviced by the Company.
Consumer Loans. The Company is authorized to make loans for a wide variety of personal consumer purposes. At December 31, 2007, $27.7 million or 11.7% of the Company’s total loan portfolio consisted of consumer loans.
The Company originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Company include vehicle loans, consumer finance loans, loans secured by deposit accounts in the Company and other miscellaneous loans.
The Company offers vehicle loans on both new and used vehicles, with a significant portion of the loans secured by recent model used vehicles at the time of origination. The vehicle loans offered by the Company have fixed interest rates and terms of up to six years for new vehicles or used vehicles (model year 2004 and newer) and up to five years for older used vehicles. Vehicle loans amounted to $21.9 million or 9.2% of the total loan portfolio at December 31, 2007. All of the Company’s vehicle loans are directly underwritten by the Company. The Company does not purchase any indirect vehicle loans.

At December 31, 2007, the Company’s consumer finance loans amounted to $815,000 or 0.3% of the total loan portfolio. These loans are typically secured by household items such as furniture and electronic appliances and equipment. These loans are primarily underwritten based on the collateral and debt to income ratios. The Company generally limits the terms of these loans to three years with a fixed interest rate.
The Company offers loans secured by deposit accounts in the Company, which amounted to $828,000 or 0.4% of the Company’s total loan portfolio at December 31, 2007. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans mature on or before the maturity date of the underlying certificate of deposit.
Other consumer loans consist primarily of unsecured personal loans and other loans. These loans amounted to $4.1 million or 1.7% of the total loan portfolio at December 31, 2007.
Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In some cases, repossessed collateral for a defaulted consumer loan will not provide full repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.
Real Estate Construction Loans. At December 31, 2007, the Company had approximately $4.2 million or 1.8% of total loans in construction loans. Of this amount, $3.3 million was for construction loans on one-to-four single family dwellings, and of the remaining, $680,000 was for construction loans on multi-family units, and $199,000 was for a non-residential property. The construction loans of the Company are comprised largely of loans made to borrowers to construct individual pre-sold homes. Frequently, the construction loan and the permanent mortgage loan are originated at one closing as a construction/permanent loan. Interest-only payments are required during the construction period, which is typically six months.

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
Multi-family Residential Loans. The Company also has multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, although loan-to-value ratios may be up to 80%. At December 31, 2007, the Company had $13.5 million in multi-family residential mortgage loans which amounted to 5.7% of the total portfolio.
Other Loans. The Company’s other loans amounted to $1.5 million or 0.7% of the total loan portfolio at December 31, 2007. The majority of this balance represents a participation interest in an industrial revenue bond for a local hospital.
Loan Origination and Other Fees. In addition to interest earned on loans, the Company may receive loan origination fees or “points” for originating mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. A document preparation fee is generally assessed on consumer loan originations of $95 per loan for consumer non-mortgage originations, mortgages are assessed a $75 document preparation fee and a $225 underwriting fee. Community Finance, a division of the Bank, generally charges a loan document preparation fee of $30.
Loan servicing. The Company also services loans for others. Loan servicing includes collecting and remitting loan payments, accounting for the principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2007, the Company was servicing $86.9 million of loans for others. Of this amount, $80.4 million were single family residential loans sold to the Federal Home Loan Mortgage Corporation and the Illinois Housing Development Authority. Agricultural land and equipment loans serviced for others were $6.1 million, and commercial loans serviced for others were $383,000.
Asset Quality
General. The Company mails delinquent notices to borrowers when a borrower fails to make a required payment within 10 or 15 days of the due date. At the end of ten days, the customer will be contacted by phone, in person or by letter. Additional notices are sent out when a loan becomes 30 days or 60 days past due. Once contact has been made with a customer, the primary objective is to work out a repayment plan to cure the delinquency in a timely fashion. When a mortgage loan becomes 60 days delinquent, the collector will review customer information and determine the condition of the collateral. If the property has been abandoned, the collector will assure the property is secured. If a loan becomes 90 days past due, the Company mails a notice indicating that the Company will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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
Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had $554,000 of real estate owned and other assets at December 31, 2007. This category consists primarily of commercial real estate, one-to-four residential properties, and vehicles.
Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2007, in dollar amounts and as a percentage of the Company’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	December 31, 2007
	30-59 Days		60-89 Days		90 or More Days
	Overdue		Overdue		Overdue
		Percent		Percent		Percent
		of Total		of Total		of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(In Thousands)

Real estate loans:
One-to-four family	$899	0.38%	$105	0.04%	$253	0.11%
Commercial	722	0.30%	1,204	0.51%	—	—
Construction	—	—	—	—	—	—
Agricultural loans	204	0.09%	—	—	—	—
Commercial and industrial	479	0.20%	459	0.19%	5	0.00%
Agricultural production finance	11	0.00%	157	0.07%	584	0.25%
Consumer loans:
Vehicle	198	0.08%	9	0.00%	10	0.00%
Consumer finance	17	0.01%	—	—	8	0.00%
Other	8	0.00%	10	0.00%	8	0.00%

Total loans	$2,538	1.06%	$1,944	0.81%	$868	0.36%

Non-Performing Assets. The following table presents information with respect to the Bank’s nonperforming assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Non-perfoming loans:
90 Days Delinquent and Non-accrual loans:
Real estate loans:
One-to-four family	$253	$176	$306	$202	$567
Commercial	—	546	510	—	302
Construction	—	—	—	108	113
Agricultural loans	—	—	64	—	—
Commercial and industrial	5	223	421	—	—
Agricultural production finance	584	246	—	19	32
Consumer loans:
Vehicle	10	78	94	97	89
Consumer finance	8	—	1	14	15
Other	8	37	23	3	8
Troubled debt restructurings	17	532	94	1,128	1,403

Total non-performing loans	885	1,838	1,513	1,571	2,529

Real estate owned (1)	554	366	267	190	96

Total nonperforming assets (2)	$1,439	$2,204	$1,780	$1,761	$2,625

Total nonperforming loans as a percentage of total loans	0.37%	0.98%	0.95%	1.31%	2.35%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets	0.44%	0.71%	0.65%	0.76%	1.16%

(1)	Real estate owned includes other repossessed assets and the balances are shown net of related valuation allowances.

(2)	Nonperforming assets consist of nonperforming loans, other repossessed assets and real estate owned.
Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset-classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classification and amounts reserved.
An alternate method used to determine necessary reserve levels is to evaluate the collateral securing each classified loan to determine if a collateral “shortfall” exists. If a shortfall is identified, then a specific reserve amount for this amount should be established. Historical loss percentages by loan category are calculated by using a five-year average of actual loss experience, although these percentage amounts may be adjusted to reflect changes such as a change in the composition of the loan portfolio or a change in economic conditions. These defined percentages are applied to the remainder of the institution’s loan portfolio.
The Company’s total classified loans, which include impaired loans, at December 31, 2007, amounted to $13.9 million, $7.2 million of which was classified as substandard, $76,000 of which was classified doubtful, $40,000 of which was classified loss, and $4.0 million of which was classified as special mention or potential problem loans. Classified loans at December 31, 2006 were $11.8 million, $5.6 million of which was classified substandard, $188,000 of which was classified doubtful, $36,000 of which was classified loss, and $6.0 million of which was classified special mention or potential problem loans. Of the $13.9 million classified assets at December 31, 2007, $868,000 million were nonperforming loans as of December 31, 2007. The remaining $13.0 million relate to potential problem loans due to various circumstances such as prior problem history with the customer or insufficient collateral value.
Specific reserve amounts identified by the collateral shortfall method amounted to $745,000. Included in the classified loans of $13.9 million were nonresidential real estate loans of $6.6 million, agricultural production finance loans totaling $2.1 million, commercial loans of $2.0 million, one-to-four family real estate loans of $1.8 million, farmland loans of $815,000, consumer loans of $390,000, and construction loans of $265,000. Of the $2.1 million in classified agricultural production loans, $1.0 million in agricultural finance loans had guarantees by the Farmers Home Administration in the amount of $912,000. Also included in classified loans were farmland loans of $373,000 which had guarantees by the Farmers Home Administration in the amount of $336,000.
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

The specific allowances are calculated by applying loss factor percentages to outstanding loans included in the classification of assets, based on the classification category of each loan. Changes in risk grades of these loans affect the amount of the specific allowance. Loss factors for the formula allowance are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. The adjustments to the historical loss experience are based on an evaluation of national and local economic trends, trends in delinquencies and chargeoffs, trends in volume and terms of loans, changes in underwriting standards, and industry conditions. The specific allowance is then calculated alternatively by looking at each loan specifically and evaluating the collateral securing the loan to determine if a shortfall of collateral exists. A specific allowance under this method includes the shortfall amount. The resulting specific allowance amount calculated under both methods is evaluated by the asset classification committee which includes upper management to determine the amount of needed reserves for the loans which are classified. A general reserve amount is calculated for the remainder of the loan portfolio using percentages calculated from actual historical loss experience. The total reserve amount is then formulated by adding the specific reserve relating to the classified loans, and the general reserve pertaining to the rest of the loan portfolio.
While management believes the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. As of December 31, 2007 and 2006, the allowance for loan losses was 0.88% and 1.18%, respectively, of total loans. Management will continue to monitor and modify the allowance for loan losses as conditions dictate.
The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan categories at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In Thousands)

Allocated:
Real estate loans:
One-to-four family	$305	32.80%	$260	35.35%	$318	32.29%	$224	31.15%	$154	33.38%
Multi-family	27	5.68%	7	1.81%	2	0.43%	2	0.59%	2	0.24%
Commercial	509	20.87%	609	17.89%	866	20.71%	745	14.02%	349	9.25%
Construction	77	1.75%	5	1.28%	60	1.51%	56	1.26%	60	2.08%
Agricultural loans	114	12.21%	78	14.30%	84	13.03%	52	14.04%	91	12.71%
Commercial and industrial	433	6.05%	417	3.90%	466	4.91%	376	5.32%	351	5.87%
Agricultural production finance	197	8.35%	310	10.02%	330	9.62%	320	11.28%	503	11.29%
Consumer loans:
Vehicle	312	9.22%	421	11.55%	420	13.27%	414	17.25%	506	19.23%
Consumer finance	25	0.34%	21	0.46%	42	0.54%	36	0.66%	41	0.75%
Share	—	0.35%	—	0.54%	—	0.44%	—	0.39%	—	0.49%
Other	82	1.74%	76	2.04%	55	2.20%	56	2.57%	68	2.90%
Other loans	10	0.64%	18	0.86%	19	1.05%	19	1.47%	—	1.81%
Unallocated:	—	—	—	—	—	—	—	—	—	—

	$2,091	100.00%	$2,222	100.00%	$2,662	100.00%	$2,300	100.00%	$2,125	100.00%

The following table sets forth an analysis of the Company’s allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Total loans outstanding	$236,947	$187,666	$159,547	$119,748	$108,535
Average loans outstanding, net	204,515	174,375	131,405	111,445	105,773
Balance at beginning of period	2,222	2,662	2,300	2,125	1,963
Charge-offs:
Real estate loans:
One-to-four family	47	74	72	78	118
Multi-family	181	—	—	—	—
Commercial	309	137	91	67	—
Construction	—	—	—	—	—
Agricultural loans	—	—	—	—	—
Commercial and industrial	144	310	—	75	35
Agricultural production finance	69	28	—	14	234
Consumer loans:
Vehicle	144	139	206	156	214
Consumer finance	61	23	20	34	10
Share	—	—	—	—	—
Other	40	62	50	14	48

Total charge-offs	995	773	439	438	659

Recoveries:
Real estate loans:
One-to-four family	—	11	1	8	—
Multi-family	—	—	—	—	—
Commercial	—	—	12	1	—
Construction	—	—	—	—	—
Agricultural loans	—	—	7	—	—
Commercial and industrial	—	—	—	3	5
Agricultural production finance	1	—	2	—	11
Consumer loans:
Vehicle	47	45	48	52	47
Consumer finance	12	15	11	23	23
Share	—	—	—	—	—
Other	29	32	10	11	7

Total recoveries	89	103	91	98	93

Net charge-offs	(906)	(670)	(348)	(340)	(566)
Provision for loan losses	775	230	510	515	728
Acquired through business combination	—	—	200	—	—

Balance at end of period	$2,091	$2,222	$2,662	$2,300	$2,125

Allowance for loan losses as a percent of total loans outstanding	0.88%	1.18%	1.67%	1.92%	1.96%

Allowance for loan losses as a percent of total non-performing loans	236.27%	120.89%	175.94%	146.40%	188.72%

Ratio of net charge-offs to average loans outstanding	0.44%	0.38%	0.26%	0.31%	0.54%

Investment Securities
The Company has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposits at federally-insured banks and savings institutions, certain bankers’ acceptances and federal funds. The Company’s investment strategy is established by the Investment/ALCO Committee which currently consists of directors and senior officers of the Company. The Investment/ALCO Committee meets on a quarterly basis and the strategy established by the committee is implemented by the Company’s President and Chief Financial Officer. The Company has obtained the services of an independent consultant to provide data regarding the Bank’s investments as well as potential investments. Any material deviations from the investment strategy require approval by the Investment/ALCO Committee.
The following table sets forth information relating to the amortized cost and fair value of the Company’s securities all of which are classified available for sale.

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$3,873	$3,461	$3,869	$3,456	$3,820	$3,527
Federal agencies	5,481	5,619	6,967	7,014	8,483	8,375
State and municipal	4,859	4,851	12,351	12,405	13,181	13,252
Mortgage-backed securities	34,021	33,672	40,767	39,957	51,138	50,369
Equity securities	1,026	1,026	1,685	1,683	903	901

Total	$49,260	$48,629	$65,639	$64,515	$77,525	$76,424

Held to maturity:
Mortgage-backed securities	$5,331	$5,284	$4,780	$4,662	$3,437	$3,384

Total	$5,331	$5,284	$4,780	$4,662	$3,437	$3,384

The following table sets forth the amount of the Company’s available-for-sale debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007. The table does not include equity securities as they have no stated maturity. The amounts reflect fair value of the Company’s debt securities at December 31, 2007.

		Weighted		Weighted		Weighted		Weighted
	Under 1	Average		Average	5-10	Average	Over 10	Average
Available-for-sale securities	Year	Yield	1-5 Years	Yield	Years	Yield	Years	Yield	Total
	(In Thousands)

U.S. Treasuries	$1,142	3.63%	$2,319	4.07%	$0		$0		$3,461
Federal agencies	998	3.52%	4,621	5.19%	0		0		5,619
State and municipal	81	4.72%	1,482	4.19%	3,288	2.55%	0		4,851
Mortgage-backed securities (1)	9,871	4.67%	19,911	4.66%	3,001	4.33%	889	3.69%	33,672

Total	$12,092		$28,333		$6,289		$889		$47,603

(1)
The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current interest rate environment. The assumption rates vary by the individual security.

The mortgage-backed securities include $13.6 million in adjustable rate securities which typically have longer stated final maturities, but will have rate adjustments within the next three years. The fixed rate mortgage-backed securities have relatively short projected remaining lives, generally less than fifteen years.
The following table sets forth the amount of the Company’s held-to-maturity debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007. The amounts reflect the amortized cost of the Company’s debt securities at December 31, 2007.

		Weighted		Weighted		Weighted		Weighted
	Under 1	Average		Average	5-10	Average	Over 10	Average
Held-to-maturity securities	Year	Yield	1-5 Years	Yield	Years	Yield	Years	Yield	Total
	(In Thousands)

Mortgage-backed securities (1)	$1,127	5.10%	$3,826	4.97%	$378	4.50%	$—		$5,331

Total	$1,127		$3,826		$378		$—		$5,331

(1)
The maturities for mortgage-backed securities are based on prepayment speed assumptions established by management based on the current interest rate environment. The assumption rates vary by the individual security.

Mortgage-backed securities represent a participation interest in a pool of one-to-four family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.
Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.

The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. However, prepayment of principal allows the Company to re-invest at current rates. This is beneficial in a rising interest rate environment. During 2007, proceeds generated from repayments and maturities of available-for-sale and held-to-maturity securities totaled $19.0 million compared to $18.7 million in 2006. Of the $19.0 million, repayments on mortgage-backed securities amounted to $8.5 million. Net amortization of premiums and discounts on securities increased to $71,000 in 2007 compared to $49,000 in 2006.
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
The Company’s investment in mortgage-backed securities resulted in higher yields than were generally available from other securities of comparable credit risk. At the same time yields were only marginally less than those generally available on comparable real estate mortgages, without the inherent credit risk.
Sources of Funds
General. Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds and other sources and on a longer-term basis for general business purposes. For a discussion of commitments and credit risk, see note 26 to the consolidated financial statements.
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

The following table shows the distribution of and certain other information relating to the Company’s average deposits for the years 2007, 2006 and 2005 by the type of deposits indicated.

	December 31, 2007			December 31, 2006			December 31, 2005
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(In Thousands)

Money market deposits	$20,127	9.01%	3.48%	$21,164	10.05%	2.62%	$15,841	9.41%	1.99%
Savings deposits	14,738	6.60%	2.06%	12,449	5.91%	0.83%	12,225	7.26%	0.85%
NOW and other demand deposits	28,935	12.96%	1.76%	27,219	12.93%	1.02%	36,990	21.97%	1.05%
Non-interest bearing deposits	20,390	9.13%	0.00%	21,423	10.18%	0.00%	17,357	10.31%	0.00%

Total	84,190	37.70%	1.80%	82,255	39.07%	1.14%	82,413	48.95%	0.98%

Certificate accounts
Three months or less	1,218	0.55%	3.91%	3,515	1.67%	4.50%	356	0.21%	1.45%
Over three through six months	19,196	8.60%	4.92%	25,341	12.04%	4.91%	3,926	2.33%	2.73%
Over six through twelve months	68,289	30.57%	4.83%	43,298	20.56%	4.19%	29,696	17.64%	2.69%
Over one to three years	20,587	9.22%	4.18%	27,576	13.10%	3.56%	26,698	15.86%	2.59%
Over three to five years	16,866	7.55%	4.43%	15,861	7.53%	4.18%	12,828	7.62%	4.33%
Over five years	12,985	5.81%	4.45%	12,690	6.03%	4.42%	12,435	7.39%	4.35%

Total certificates	139,141	62.30%	4.65%	128,281	60.93%	4.23%	85,939	51.05%	3.14%

Total average deposits	$223,331	100.00%	3.58%	$210,536	100.00%	3.02%	$168,352	100.00%	2.08%

The following table shows the interest rate and maturity information for the Company’s certificates of deposits at December 31, 2007.

	Maturity Date
	One Year	Over 1-2	Over 2-3	Over 3
Interest Rate	or Less	Years	Years	Years	Total
	(In Thousands)

2.00% - 3.99%	$18,733	$3,859	$2,675	$491	$25,758
4.00% - 5.99%	94,834	13,689	6,253	5,760	120,536

	$113,567	$17,548	$8,928	$6,251	$146,294

As of December 31, 2007, the aggregate amount of outstanding time certificates of deposit at the Company in amounts greater than or equal to $100,000, was approximately $46.9 million. This amount included for Depository Trust Company (“DTC”) brokered certificates totaling $15.0 million, of which $5.0 million mature in the second quarter of 2008, $5.0 million in the third quarter of 2008, and $5.0 million mature in June 2010. The $5.0 million DTC certificate maturing in June 2010 has a quarterly call feature, which is being exercised in March, 2008. The following table presents the maturity of these time certificates of deposits at December 31, 2007.

December 31, 2007
(In Thousands)
3 months or less	$8,564
Over 3 months through 6 months	10,081
Over 6 months thruogh 12 months	16,026
Over 12 months	12,207

Total	$46,878

Return on Equity and Assets

	2007	2006	2005	2004	2003

Return on assets (net income divided by average total assets)	0.35%	0.40%	0.52%	0.54%	0.90%
Return on equity (net income divided by average equity)	4.00%	4.26%	4.66%	4.58%	7.38%
Dividend payout ratio (total dividends paid divided by net income	48.98%	48.62%	46.64%	46.82%	23.05%
Equity to assets ratio (average equity divided by average total assets)	8.77%	9.27%	11.08%	11.84%	12.19%

Borrowings. The Company may obtain advances from the Federal Home Loan Bank (“FHLB”) of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.
At December 31, 2007, the Company had $55.8 million of FHLB advances secured by first mortgage loans, FHLB stock, and investment securities. Some of the advances are “rate-locked” for a determined time period, between six months and five years, and then are convertible quarterly thereafter by the Federal Home Bank to a quarterly adjustable rate advance. Of the $47.8 million in fixed term advances, $15.0 million are within the “lock-out” periods of six months or one year, and $25.5 million has passed the “rate-lock” period, but are currently fixed rate advances. The remaining $7.3 million advances are fixed term advances. The Company also has access to an open-end, variable rate line of credit with the FHLB, which had an $8.0 million balance at December 31, 2007. The open-end line of credit is subject to daily interest rate adjustments, and generally is used for short-term funding needs.
The following schedule presents FHLB advances at December 31, 2007 by maturity date:

	Interest	Fixed or	Maturity	First Convertible	Amount
Date of Advance	Rate	Variable	Date	Date	(in thousands)
February, 1998	5.32%	Fixed	February, 2008	February, 2003	$1,500
February, 2001	4.86%	Fixed	February, 2011	February, 2004	10,000
March, 2003	3.35%	Fixed	March, 2008		2,000
October, 2003	3.61%	Fixed	October, 2008		300
September, 2001	3.12%	Fixed	September, 2011		5,000
September, 2006	4.12%	Fixed	September, 2016	September, 2007	14,000
March, 2007	4.13%	Fixed	March, 2017	March, 2008	5,000
April, 2007	4.29%	Fixed	April, 2017	April, 2008	5,000
July, 2007	4.75%	Fixed	July, 2012	January, 2008	5,000
Open line of credit	3.96%	Variable			8,000

					$55,800

The Company also occasionally purchases federal funds to fund short-term cash requirements, and at December 31, federal funds purchased totaled $2.7 million. Federal funds reprice daily, and typically are short-term in nature. A $2.0 million one-year line of credit was established by the Company in March 2007 with LaSalle Bank NA which is secured by First Bank & Trust stock owned by the holding company. The balance of the line of credit at December 31, 2007 was $1.0 million. The interest rate, currently 6.86%, adjusts quarterly, and is based on the 90 day LIBOR rate plus 175 basis points.

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
Market Area
The Company is headquartered in Paris, Illinois, with regular branches in Marshall and Martinsville in Clark County, and Savoy and Rantoul in Champaign County, Illinois. The Company’s primary retail market area encompasses all of adjoining Clark and Edgar Counties, where the home office the Marshall and Martinsville offices, and the Community Finance Center are located, as well as Champaign County where the branches of Savoy and Rantoul are located, and Vermilion County which is adjacent to both Edgar and Champaign Counties. In August, 2004, the Company relocated the Savoy operation to a permanent facility in a retail area in Savoy. In October, expansion into Rantoul was accomplished with the acquisition of the Rantoul First Bank. In December, 2006, an additional Rantoul location was added as a block of deposits were acquired from another local financial institution. In late 2007, the Company received permission from its regulators to close the second Rantoul location at the end of January, 2008. All Rantoul area accounts will be serviced by the original Rantoul location. The Company’s primary market area represents its source for deposit gathering and loan originating, however, the Company also originates loans to borrowers outside of the market area. Clark and Edgar Counties are located in east central Illinois, just west of Terre Haute, Indiana, and are both rural counties where agriculture is responsible for a much higher share of employment than in Illinois, as a whole. Champaign County is located in central Illinois and includes the urban markets of Champaign and Urbana, as well as the University of Illinois, which is the area’s largest employer. The workforce in this area is primarily employed in professional, managerial, and sales positions. Vermilion County is located immediately north of Edgar County, and to the east of Champaign County.

Both Clark and Edgar Counties have similar economic characteristics with population levels of less than 20,000 in each county in 1990 and 2000. Overall, the demographic characteristics of Clark and Edgar Counties are weaker than Illinois or the U.S. with regard to income levels, housing values and growth trends. In contrast, the Savoy area in southern Champaign County has experienced an above-average population growth, with strong new-housing construction, and above-average home values. Rantoul is located 15 miles north of Champaign-Urbana in the northern portion of Champaign County, and while the immediate local economy has not experienced significant economic growth, Rantoul is affected by the economy of Champaign-Urbana. The estimated median household income for Rantoul in the year 2005 is $38,200 compared to the estimated median income of Savoy of $50,200 for the year 2005. The median house value for Rantoul for the year 2005 is $99,900 compared to the median house value for Savoy for the year 2005 of $198,000. Vermilion County has a median household income of $34,664 and a median house value of $65,900 for the year 2005. The workforce in this county is primarily employed in manufacturing and education, health and social services positions.
Competition
The Company faces significant competition in attracting deposits and making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions, and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. The Company does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Company to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.
The Company’s competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Company’s competition in the agricultural market also includes Farm Credit Services as well as agricultural equipment and product suppliers. The Company competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.
Personnel
As of December 31, 2007, the Company, including the Bank and the Company’s subsidiary, ECS Service Corporation, doing business as Edgar County Title, had 86 full-time and 25 part-time employees. None of the employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries
At December 31, 2007, the Company had three subsidiaries, the Bank, ECS Service Corporation, and First Charter Service Corporation. While the Bank’s subsidiary, Community Finance Center, Incorporated was dissolved as a corporation in May, 2005, Community Finance continues to provide retail consumer loans as a division of the bank. In 2005, the Company also formed FBTC Statutory Trust I (“Trust”), which is an unconsolidated wholly owned subsidiary formed to issue cumulative preferred securities. The Company owns all of the securities of the Trust that possess general voting powers. The Company also acquired the subsidiary, Rantoul First Financial, as a part of the acquisition of Rantoul First Bank in October, 2005. Rantoul First Financial provided investment and brokerage services to Rantoul First Bank, and was dissolved in early 2006.
ECS Service Corporation, doing business as Edgar County Title Company, is an Illinois chartered corporation which provides real estate abstracting and title insurance services for Edgar and Clark Counties, Illinois primarily to the Company’s customers. ECS Service Corporation generated net income of approximately $72,000 and $49,000 for the years ended December 31, 2007 and December 31, 2006, respectively.
First Charter Service Corporation is an Illinois chartered corporation which formerly provided retail sales of uninsured investment products to the Company’s customers. Investment and brokerage services are now provided by First Advisors Financial Group, and First Charter is currently in an inactive status. First Charter generated a net income of $409 and $582 for the years ended December 31, 2007 and 2006, respectively.
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
First BancTrust Corporation
General. The Company is a bank holding company and a financial holding company, and as such, is registered with the Federal Reserve Board. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because First Bank is chartered under Illinois law, the Company is also subject to regulation by the Division of Banking of the Illinois Department of Financial and Professional Regulation under the Illinois Savings Bank Act.

A bank holding company is a legal entity separate and distinct from its subsidiary bank or other banks. Normally, the major source of a holding company’s revenue is dividends it receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.
Sarbanes-Oxley Act of 2002. In 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
Longer prison terms will also be applied to corporate executives who violate Federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.
Acquisitions. The Bank Holding Company Act requires a bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the voting shares or all or substantially all of the assets of any bank or merging or consolidating with any other bank holding company. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting share of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. A bank holding company that becomes a financial holding company, such as the Company, is permitted to engage in activities that are financial in nature or incidental to such financial activities. Effective March 11, 2000, the Gramm-Leach-Bliley Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
The Gramm-Leach-Bliley Act, enacted in 1999, defines “financial in nature” to include securities underwriting, dealing and market making; providing financial or investment advice; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Company became a financial holding company under the Bank Holding Company Act effective March 16, 2002, and the Company owns subsidiaries engaged in real estate title and securities brokerage activities.
“Source of Strength” Policy. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.
Capital Requirements. In 2006, the Federal Reserve Board approved a final rule that expanded the definition of a small bank holding company under the Board’s Small Bank Holding Company Policy Statement, which, among other things, exempts certain bank holding companies from the capital requirements on a consolidated and bank holding company only basis. The exemption applies only to bank holding companies with less than $500 million in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company currently qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis.
Restrictions on Transactions With Affiliates. Transactions between a savings bank and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a savings bank include, among other entities, the savings bank’s holding company and companies that are controlled by a company that controls the savings bank or under common control with the savings bank.
In general, the extent to which a savings bank or its subsidiaries may engage in certain “covered transactions” with affiliates is limited to an amount equal to 10% of the institution’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings bank and its subsidiaries may engage in covered transactions and certain other transactions with affiliates only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain related interests of such person generally may not exceed 15% of the bank’s unimpaired capital and surplus for loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and surplus for loans fully secured by readily marketable collateral. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
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

The Illinois Division of Banking has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the Illinois Division of Banking. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Division of Banking. The Illinois Division of Banking also assesses fees for examinations conducted by the Illinois Division of Banking’s staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2007, First Bank paid approximately $50,000 in supervisory fees, and $31,000 in examination fees.
Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by a deposit insurance fund which is administered by the FDIC.
Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits. The Bank’s assessments for 2007 under the new fee structure totaled $101,800, which were offset by the carryover one-time assessment credit. The carryover one-time assessment at December 31, 2007 available to offset future premiums totaled $94,000.
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
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During 2007, FICO payments approximated 1.16 basis points per dollar of insured deposits and the premium paid by the Bank for FICO payments for this period was $26,200.

The FDIC may terminate the deposit insurance of any insured depositary institution, including First Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of First Bank’s deposit insurance.
Capital Requirements. The Bank is subject to various regulatory capital requirements administered by the FDIC. FDIC regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under FDIC regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.
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
Refer to Bank capital amounts and ratios in Note 15 of the consolidated financial statements for the Bank’s capital ratios.
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

Under the Illinois Savings Bank Act, no dividends may be declared when total capital of a savings bank is less than that required by Illinois law. Dividends may be paid by a savings bank out of its net profits. Written approval of the Illinois Division of Banking is required if a savings bank has total capital of less than 6% of total assets and the dividend to be declared in any year exceeds 50% of the savings bank’s net profits for the year. The approval of the Director of the Illinois Division of Banking also is required before dividends may be declared that exceed a savings bank’s net profits in any year. In 2007, First Bank declared and paid dividends to the Company of $1.1 million.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2007, the Bank had $55.8 million of Federal Home Loan Bank advances. See Note 11 to Financial Statements.
As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. In addition, all borrowings from the Chicago Federal Home Loan Bank must be supported by capital stock holdings not less than 5% of borrowings. At December 31, 2007, the Bank had $3.7 million in Federal Home Loan Bank stock, which was in compliance with these requirements.
The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on the Bank’s stock was 3.35% in 2007 and 2.32% in 2006. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. Federal Home Loan Bank of Chicago will assess their dividend capacity each quarter, and will obtain necessary approval if a dividend is made.

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
The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” In 2006, the Community Reinvestment Act rating of the Bank was satisfactory.
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. During 2007, no reserves were required to be maintained on the first $8.5 million of net transaction accounts, and reserves of 3% were required to be maintained on net transaction accounts in excess of $8.5 million up to and including $45.8 million. First Bank applied for and received permission from the Federal Reserve to employ a deposit reclassification process whereby a portion of First Bank’s transaction accounts can be classified as savings deposits, which are not subject to Reserve Requirements. As a result of this reclassification, at December 31, 2007 no reserves were required to be maintained by the Federal Reserve Board, as the reportable amount fell under the exempt threshold. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets and constrain its ability to lend.
Recent Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 06-4, Postretirement Benefits Associated with Split-Dollar Life Insurance (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company evaluated the impact of the adoption of EITF 06-4 on its financial condition, results of operations, and cash flows, and determined it will have no impact.

In September 2006, the FASB issued SFAS No. 157 (FAS 157), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the impact of the adoption of FAS 157 and determined it will not make on its financial reporting and disclosures.
In February 2007, the FASB issued SFAS No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining the reported earnings caused by a “mixed-attribute” model” (or reporting some assets are fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addressed the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company evaluated the impact on the adoption of FAS 159, and determined it will not have a material impact on its financial reporting and disclosures.
In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160 (FAS 160), Non-controlling Interest in Consolidated Financial Statements – an Amendment of ARB No. 151. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.
Item 1A. Risk Factors
Information relating to Risk Factors is included in the Registrant’s 2007 Annual Report to Stockholders attached hereto as Exhibit 13 (“2007 Annual Report to Stockholders”) on pages 38 through 43 under the caption “Risk Factors”, and is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The following table sets forth information relating to the Bank’s offices at December 31, 2007.

			Net Book Value of
			Property and
		Lease	Leasehold
	Owned or	Expiration	Improvements at	Deposits as of
Location	Leased	Date	December 31, 2007	December 31, 2007

101 South Central Avenue	Owned	—	$6,398	$102,710
Paris Illinois 61944
610 North Michigan Avenue	Owned	—	556	55,671
Marshall, Illinois 62441
1251 Woodfield Drive	Leased	8/31/2009	140	29,738
Savoy, Illinois 61874
1500 East Grove Avenue	Owned	—	1,253	27,087
Rantoul Illinois 61866
10 East Cumberland Street	Owned	—	314	5,428
Martinsville Illinois 62442
826 West Champaign	Leased	1/31/2008	—	11,505
Rantoul Illinois 61866
208 West Washington Street	Owned	—	130	—
Paris Illinois 61944

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
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Information relating to the market for Registrant’s common stock and related stockholder matters is under “Shareholder Information” in the 2007 Annual Report to Stockholders attached hereto as Exhibit 13 (“2006 Annual Report to Stockholders”) on pages 92 and 93 and is incorporated herein by reference.
The Company’s Board of Directors has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. The Company currently intends to pay quarterly cash dividends on the common stock at an annual rate of $0.24 per share. However, the rate of such dividends and the continued payment thereof will depend upon a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Special cash dividends or stock dividends may be paid in addition to, or in lieu of, regular cash dividends.
Dividends from us depend upon the receipt of dividends from the Bank, because the Company has no material source of income other than dividends from the Bank, and interest payments with respect to our loan to our ESOP. See “Item 1. Description of Business. Regulation-First Bank & Trust-Dividends.”
Any payment of dividends by the Bank to the Company which would be deemed to be drawn out of the Bank’s bad debt reserves would require a payment of taxes at the then-current tax rate by the Bank on the amount of earnings deemed to be removed from the reserves for such distribution. The Bank does not intend to make any distribution to the Company that would create such a Federal tax liability.

Unlike the Bank, the Company is not subject to the above regulatory restrictions on the payment of dividends to our stockholders, although the source of such dividends may eventually depend, in part, upon dividends from the Bank in addition to the net proceeds retained by us and earnings thereon. The Company is, however, subject to the requirements of Delaware law, which generally permits the payment of dividends out of surplus, except when (1) the corporation is insolvent or would thereby be made insolvent, or (2) the declaration or payment thereof would be contrary to any restrictions contained in the certificate of incorporation. If there is no surplus available for dividends, a Delaware corporation may pay dividends out of its net profits for the then current or the preceding fiscal year or both, except that no dividend may be paid if the corporation’s assets are exceeded by its liabilities or if its net assets are less than the amount which would be needed, under certain circumstances, to satisfy any preferential rights of stockholders.
(b) Not Applicable.
(c) The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended December 31, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number of
			of Shares	Shares that May
			Purchased as	Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
10/1/2007 to 10/31/2007	—	—	—	51,710
11/1/2007 to 11/30/2007	9,561	10.36	9,561	42,149
12/1/2007 to 12/31/2007	22,500	10.46	22,500	19,649

Total	32,061	10.43	32,061	19,649

(1)	The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending March 15, 2008.
Item 6. Selected Financial Data
The above captioned information appears under the caption “Selected Financial Data” in the 2007 Annual Report to Stockholders on page 1 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The above captioned information appears under the caption “Management’s Discussion and Analysis” in the 2007 Annual Report to Stockholders on pages 2 to 38 and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the year ended December 31, 2007.
The principal objectives of the Company’s interest rate risk management function are: (i) to evaluate the interest rate risk included in certain balance sheet accounts; (ii) to determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements, and performance objectives; (iii) to establish asset concentration guidelines; and (iv) to manage the risk consistent with Board-approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity terms or repricing dates. The Company’s Board of Directors has established an Asset/Liability Committee consisting of directors and senior management officers, which is responsible for reviewing the Company’s asset/liability policies and monitoring interest rate risk as such risk relates to its operating strategies. The committee usually meets on a quarterly basis, and at other times as dictated by market conditions, and reports to the Board of Directors. The committee is responsible for reviewing Company activities and strategies, and the effect of those strategies on the Company’s net interest margin, the market value of the portfolio and the effect that changes in the interest will have on the Company’s portfolio and exposure limits.
The Company’s key interest rate risk management tactics consist primarily of: (i) emphasizing the attraction and retention of core deposits, which tend to be a more stable source of funding; (ii) emphasizing the origination of adjustable rate mortgage loan products and short-term commercial and consumer loans for the in-house portfolio, although this is dependent largely on the market for such loans; (iii) selling longer-term fixed-rate one-to-four family mortgage loans in the secondary market; and (iv) investing primarily in U.S. government agency instruments and mortgage-backed securities. The above captioned information appears under the caption “Management’s Discussion and Analysis—Management of Interest Rate Risk” in the 2007 Annual Report to Stockholders on pages 33 to 37 and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated balance sheets of First BancTrust Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, 2006, and 2005 together with the report of BKD, LLP appears in the 2007 Annual Report to Stockholders on pages 45 to 91 and is incorporated herein by reference. The Supplementary Data required by Item 8 is incorporated by reference from Note 29 to the financial statements contained in the Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A(T). Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2007.
Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
The management of First BancTrust Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes in internal controls.
There were no significant changes made in our internal controls during the period covered by this report, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.
Item 9B. Other Information
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2007 (“Proxy Statement”), filed on March 17, 2007 with the Securities and Exchange Commission, under the captions “The Audit Committee” and “Audit Committee Financial Expert” on page 7, “Code of Ethics” on page 9, “Election of Directors” on page 9, and “Compliance With Section 16” on page 27. Information on our Executive Officers appears under the caption “Backgrounds of Our Executive Officers” on page 19 of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation
The information relating to executive compensation is incorporated herein by reference from the Registrant’s Proxy Statement in the section “Compensation Discussion and Analysis” on pages 15 through 25, and “Compensation Committee Interlocks and Insider Participation” on page 25. The information appearing under the caption “Compensation Committee Report” on page 26 is furnished but shall not be deemed “filed” or incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except as specifically set forth therein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Proxy Statement under the captions “Security Ownership of Directors, Nominees For Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Stockholder Holding 5% or More.”
Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2007.
Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options, warrants	outstanding options,	equity compensation plans (excluding
	and rights	warrants and rights	securities reflected in the first column)
Equity compensation plans approved by security holders	289,474	$9.87	5,200	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	289,174	$9.87	5,200	(1)

(1)	As of December 31, 2007, 48,178 shares of restricted stock had been granted, which are excluded from the total.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions is incorporated herein by reference from the Registrant’s Proxy Statement under the caption “Transactions With Certain Related Persons.” The information relating to director independence is incorporated herein by reference from the Registrant’s Proxy Statement under the caption “Role and Composition of the Board of Directors.”

Item 14. Principal Accountant Fees and Services
The information relating to principal accountant fees and services is incorporated herein by reference from the Registrant’s Proxy Statement under the caption “Item 2. Ratification of Auditors.”
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1) Financial Statements
Consolidated Financial Statements of the Registrant are incorporated by reference from the following indicated pages of the 2007 Annual Report to Stockholders.

Independent Accountants’ Report	45

Consolidated Balance Sheets as of December 31, 2007 and 2006	46-47

Consolidated Statements of Income for the years ended December 31, 2007 2006, and 2005	48-49

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005	50-51

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	52-53

Notes to Consolidated Financial Statements	54-91
The remaining information appearing in the 2007 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.
(2) Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)(a) Exhibits
The following exhibits are filed as part of this report, and this list includes the Exhibit Index.

No.	Description
3.1	Certificate of Incorporation of First BancTrust Corporation*
3.2	Amended and Restated Bylaws of First BancTrust Corporation (filed herewith)
4.0	Form of Stock Certificate of First BancTrust Corporation*
4.1	Trust Preferred Securities Indenture +
10.1	Employment Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Terry J. Howard**(1)
10.2	Severance Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Larry W. Strohm ++(1)
10.3	2002 Stock Option Plan***(1)
10.4	Form of Stock Option Agreement *****(1)
10.5	2002 Recognition and Retention Plan and Trust Agreement***(1)
10.6	First BancTrust Corporation Deferred Compensation Plan **** (1)
10.7	Amendment Number One to First BancTrust Corporation Deferred Compensation Plan **** (1)
10.8	Trust Preferred Securities Subscription Agreement +
10.9	Trust Preferred Securities Declaration of Trust +
10.10	Trust Preferred Securities Guarantee Agreement +
13.0	2007 Annual Report to Stockholders (filed herewith)
14.0	Code of Ethics (filed herewith)
21.0	Subsidiary information is incorporated herein by reference to “Part I — Subsidiaries”
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification of Terry J. Howard, required by Rule 13a-14(a).
31.2	Certification of Ellen M. Litteral, required by Rule 13a-14(a).
32.1	Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated herein by reference from the Registration Statement on Form SB-2, as amended, filed on December 15, 2000, Registration No. 333-51934.

**	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on April 1, 2002.

***	Incorporated herein by reference from the Registrant’s definitive proxy statement filed on March 22, 2002.

****	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on March 28, 2003.

*****	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on March 29, 2005.

+	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2006.

++	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2007.

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First BancTrust Corporation
Date: March 27, 2008	/s/ Terry J. Howard
Terry J. Howard
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2008	/s/ Terry J. Howard
Terry J. Howard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 27, 2008	/s/ John W. Welborn
John W. Welborn, Director
Chairman of the Board of Directors

Date: March 27, 2008	/s/ Vick N. Bowyer
Vick N. Bowyer, Director

Date: March 27, 2008	/s/ David W. Dick
David W. Dick, Director

Date: March 27, 2008	/s/ James D. Motley
James D. Motley, Director

Date: March 27, 2008	/s/ Joseph R. Schroeder
Joseph R. Schroeder, Director

Date: March 27, 2008	/s/ Terry T. Hutchison
Terry T. Hutchison, Director

Date: March 27, 2008	/s/ John P. Graham
John P. Graham, Director

Date: March 27, 2008	/s/ Ellen M. Litteral
Ellen M. Litteral, Chief Financial
Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description
3.1	Certificate of Incorporation of First BancTrust Corporation*
3.2	Amended and Restated Bylaws of First BancTrust Corporation (filed herewith)
4.0	Form of Stock Certificate of First BancTrust Corporation*
4.1	Trust Preferred Securities Indenture +
10.1	Employment Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Terry J. Howard**(1)
10.2	Severance Agreement between First BancTrust Corporation, First Bank & Trust, s.b. and Larry W. Strohm ++(1)
10.3	2002 Stock Option Plan***(1)
10.4	Form of Stock Option Agreement *****(1)
10.5	2002 Recognition and Retention Plan and Trust Agreement***(1)
10.6	First BancTrust Corporation Deferred Compensation Plan **** (1)
10.7	Amendment Number One to First BancTrust Corporation Deferred Compensation Plan **** (1)
10.8	Trust Preferred Securities Subscription Agreement +
10.9	Trust Preferred Securities Declaration of Trust +
10.10	Trust Preferred Securities Guarantee Agreement +
13.0	2007 Annual Report to Stockholders (filed herewith)
14.0	Code of Ethics (filed herewith)
21.0	Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification of Terry J. Howard, required by Rule 13a-14(a).
31.2	Certification of Ellen M. Litteral, required by Rule 13a-14(a).
32.1	Certification of Terry J. Howard, Chief Executive Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Ellen M. Litteral, Chief Financial Officer pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated herein by reference from the Registration Statement on Form SB-2, as amended, filed on December 15, 2000, Registration No. 333-51934.

**	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on April 1, 2002.

***	Incorporated herein by reference from the Registrant’s definitive proxy statement filed on March 22, 2002.

****	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on March 28, 2003.

*****	Incorporated herein by reference from the Registrant’s Form 10-KSB filed on March 29, 2005.

+	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2006.

++	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2007.

(1)	Management contract or compensatory plan or arrangement.