Form 10-Q
period 2008-03-31
FIRST BANCTRUST CORP
filed 2008-05-12
CIK 1129847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 8, 2008, the Registrant had outstanding 2,185,839 shares of common stock.

First BancTrust Corporation
Form 10-Q Quarterly Report

First BancTrust Corporation
Condensed Consolidated Balance Sheets
(in thousands of dollars except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and due from banks	$8,174	$7,630
Interest-bearing demand deposits	10,533	2,709

Cash and cash equivalents	18,707	10,339
Available-for-sale securities	45,407	48,629
Held-to-maturity securities (fair value of $5,208 and $5,284)	5,224	5,331
Loans held for sale, net of unrealized loss of $0	212	394
Loans, net of allowance for loan losses of $2,301 and $2,091	242,701	234,855
Premises and equipment	11,996	10,510
Federal Home Loan Bank stock	3,749	3,749
Foreclosed assets held for sale, net	550	554
Interest receivable	2,777	3,511
Deferred income taxes	973	1,201
Loan servicing rights, net of valuation allowance of $10 and $0	301	293
Cash surrender value of life insurance	5,528	5,476
Goodwill	541	541
Core deposit intangibles	644	667
Other assets	574	825

Total assets	$339,884	$326,875

Liabilities and Stockholders’ Equity
Deposits
Demand	$22,279	$19,274
Savings, NOW and money market	73,207	66,571
Time	136,491	129,760
Brokered time	20,896	16,534

Total deposits	252,873	232,139
Short term borrowings	1,115	3,715
Federal Home Loan Bank advances	49,300	55,800
Junior subordinated debentures	6,186	6,186
Pass through payments received on loans sold	320	85
Advances from borrowers for taxes and insurance	409	132
Interest payable	1,078	916
Other	1,462	1,401

Total liabilities	312,743	300,374

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued
Common stock, $.01 par value, 5,000,000 shares authorized; 3,041,750 shares issued; 2,185,839 and 2,195,839 shares outstanding	30	30
Additional paid-in capital	15,183	15,135
Retained earnings	20,424	20,219
Unearned employee stock ownership plan shares - 30,484 and 38,086 shares	(176)	(220)
Accumulated other comprehensive income (loss)	25	(425)
Treasury stock, at cost - 855,911 and 845,911 shares	(8,345)	(8,238)

Total stockholders’ equity	27,141	26,501

Total liabilities and stockholders’ equity	$339,884	$326,875

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
(in thousands of dollars except share data)
(unaudited)

Three Months Ended March 31	2008	2007

Interest and Dividend Income
Loans
Taxable	$4,204	$3,440
Tax exempt	14	14
Securities
Taxable	584	627
Tax exempt	38	119
Dividends on Federal Home Loan Bank stock	—	35
Deposits with financial institutions and other	64	88

Total interest and dividend income	4,904	4,323

Interest Expense
Deposits	2,100	1,955
Federal Home Loan Bank advances and other debt	627	444

Total interest expense	2,727	2,399

Net Interest Income	2,177	1,924
Provision for loan losses	209	132

Net Interest Income After Provision for Loan Losses	1,968	1,792

Noninterest Income
Customer service fees	277	265
Other service charges and fees	245	221
Net gains on loan sales	98	60
Net realized gains on sales of available-for-sale securities	53	—
Loan servicing fees	107	103
Brokerage fees	24	15
Abstract and title fees	88	81
Increase in cash surrender value of life insurance	61	55
Other	51	50

Total noninterest income	1,004	850

Noninterest Expense
Salaries and employee benefits	1,300	1,291
Net occupancy expense	208	209
Equipment expense	274	267
Data processing fees	174	168
Professional fees	86	103
Foreclosed assets expense, net	26	4
Marketing expense	51	59
Printing and office supplies	42	39
Amortization of loan servicing rights	43	45
Impairment of loan servicing rights	10	—
Other expenses	276	279

Total noninterest expense	2,490	2,464

Income Before Income Tax	482	178

Provision for Income Taxes	146	11

Net Income	$336	$167

Basic Earnings Per Share	$0.16	$0.08

Diluted Earnings Per Share	$0.16	$0.07

Dividends Per Share	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

Three Months Ended March 31	2008	2007

Operating Activities
Net income	$336	$167
Items not requiring (providing) cash
Depreciation and amortization	218	207
Provision for loan losses	209	132
Gain on foreclosed assets, net	(4)	(1)
Amortization (accretion) of premiums and discounts on securities, net	(3)	16
Amortization of loan servicing rights	43	45
Impairment of loan servicing rights	10	—
Deferred income taxes	(57)	(146)
Amortization of intangible assets	23	24
Net realized gains on available-for-sale securities	(53)	—
Net gains on loan sales	(98)	(60)
Compensation expense related to ESOP and incentive plan	92	134
Loans originated for sale	(6,448)	(3,037)
Proceeds from sales of loans originated for sale	6,667	3,564

Changes in
Interest receivable	734	288
Cash surrender value of life insurance	(52)	(46)
Other assets	251	(23)
Interest payable	162	(533)
Other liabilities	61	(240)

Net cash provided by operating activities	2,091	491

Investing Activities
Purchases of available-for-sale securities	(3,114)	(73)
Proceeds from maturities of available-for-sale securities	4,458	2,096
Proceeds from sales of available-for-sale securities	2,669	—
Purchases of held-to-maturity securities	—	(989)
Proceeds from maturities of held-to-maturity securities	107	91
Net change in loans	(8,074)	(8,970)
Proceeds from sales of foreclosed assets	26	28
Purchases of premises and equipment	(1,703)	(19)

Net cash used in investing activities	(5,631)	(7,836)

Three Months Ended March 31	2008	2007

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$9,641	$2,080
Net increase (decrease) in time and brokered time deposits	11,093	(20,951)
Net increase (decrease) in short-term borrowings	(2,600)	225
Proceeds from Federal Home Bank advances	5,000	7,500
Repayment of Federal Home Loan Bank advances	(11,500)	—
Net change in pass through payments received on loans sold	235	(90)
Net change in advances from borrowers for taxes and insurance	277	237
Purchase of treasury stock	(107)	(300)
Dividends paid	(131)	(139)

Net cash provided by (used in) financing activities	11,908	(11,438)

Increase (decrease) in Cash and Cash Equivalents	8,368	(18,783)

Cash and Cash Equivalents, Beginning of Year	10,339	28,791

Cash and Cash Equivalents, End of Year	$18,707	$10,008

Supplemental Cash Flows Information

Interest paid (net of capitalized interest)	$2,565	$2,932

Income taxes paid (net of refunds)	$10	$13

Real estate and other property acquired in settlement of loans	$19	$114

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
Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2008. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.
Note 2 — Newly Adopted Accounting Pronouncements
Effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.
Available-for-Sale Securities
The fair value of available-for-sale securities are determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within
Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain municipal securities and other less liquid securities.
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2008 (in thousands):

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$45,407	$8	$44,481	$918

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis is summarized as follows (in thousands):

Available-for-sale
Securities

Balance, December 31, 2007	$916

Total realized and unrealized gains and losses
Included in net income	2
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance March 31, 2008	$918

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at reporting date	$—

Gains and losses (realized and unrealized) included in net income for the period above are reported in interest income as follows:

Total gains included in net income for the period above	$2

Change in unrealized gains or losses relating to assets still held at reporting date	$—

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first three months of 2008 that were still held on the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at March 31, 2008 (in thousands).

Carrying value at March 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,337	$—	$—	$4,337
Loan servicing rights	293	—	—	293
Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”) “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral or collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of the impairment is utilized. This method requires reviewing an independent appraisal of the collateral and applying a discount factor to the value based on management’s estimation process.
Loan Servicing Rights
Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is determined using an independent valuation. Due to the nature of the valuation inputs, loan servicing rights are classified within Level 3 of the hierarchy.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

Note 3 — Debt Covenants
The Company has a line of credit with LaSalle Bank NA. The line of credit has various debt covenants. One of the debt covenants requires the Bank subsidiary to have the ratio of nonperforming loans to Bank capital of not more than ten percent. The Bank violated this covenant as of March 31, 2008 as the ratio was 16.1%. The Company has received a waiver of this covenant.
Note 4 — Junior Subordinated Debentures
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
The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly. Interest expense generated by the debentures for both of the three months ended March 31, 2008 and 2007 totaled $90,000.
Note 5 — Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $71,000 and $89,000 for the three-month periods ended March 31, 2008 and 2007.

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
Note 6 — Earnings per Share
Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month periods ended March 31, 2008 and 2007. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
Earnings per share were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount
For the three months ended March 31, 2008:

Basic Earnings Per Share:
Income available to common stockholders	$336	2,099,485	$0.16

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		55,991
Stock Options		—

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$336	2,155,476	$0.16

For the three months ended March 31, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$167	2,196,706	$0.08

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		53,371
Stock Options		36,801

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$167	2,286,878	$0.07

Options to purchase 273,474 shares of common stock at $9.87 per share were outstanding at March 31, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Note 7 — Comprehensive Income
Comprehensive income for the three month periods ended March 31, 2008 and 2007 is listed as follows:

	Three Months Ended March 31
	2008	2007

Net Income	$336	$167

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities	789	43

Less: Reclassification adjustment for realized gains included in net income	53	—

	736	43

Other Comprehensive Income, before tax effect	1,072	210

Tax expense	286	16

Comprehensive Income, net of taxes	$786	$194

Note 8 — Authorized Share Repurchase Program
On March 15, 2007, the Board of Directors authorized the repurchase in open market transactions of 117,710 shares, or 5% or the Company’s outstanding shares prior to March 15, 2008. The Company had repurchased 108,061 shares under this program when it expired on March 15, 2008. Previously, the Company had completed seven other repurchase programs for stock repurchases of 762,550 shares. The Company issued 4,200 shares of treasury stock upon the exercise of stock options in 2005, 10,000 shares of treasury stock upon the exercise of stock options in May, 2006, and 500 shares upon the exercise of stock options in August, 2007. As of May 8, 2008, the Company owned a cumulative total of 855,911 shares in treasury stock. The repurchased shares are held as treasury stock and are available for general corporate purposes.
Note 9 — Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

In December, 2007, the FASB issued Statement of Financial Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the implementation of FAS 160 to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (FAS 141(R)), “Business Combinations.” FAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. FAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisition dates in fiscal years beginning after December15, 2008. The Company does not expect the implementation of FAS 141(R) to have a material impact on its consolidated financial statements.
Note 10 — Subsequent Event
On April 21, 2008, the Company announced the Board of Directors’ preliminary approval of a going private merger transaction and its intent to deregister as a public reporting company with the Securities and Exchange Commission. This transaction, commonly referred to as a “Cash Out Merger”, would compensate holders of less than 250 shares of the Company’s common stock $11.00 per share in cash for each share of the Company’s stock that they held prior to the effective time of the merger. Shareholders owning 250 shares or more will continue to hold their shares. The proposed transaction, which is subject to shareholder and regulatory approvals, is intended to reduce the number of Company shareholders of record to under 300, the level at which the Company is required to file periodic reports with the Securities and Exchange Commission. As a result, if completed, the Company intends to terminate the registration of stock with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality of composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.
The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at March 31, 2008 to its financial condition at December 31, 2007 and the results of operations for the three-month period ending March 31, 2008 to the same period in 2007. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC (“First Advisors”) whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005, and has remained inactive since that time. This discussion should be read in conjunction with the interim financial statements and notes included herein.
Financial Condition
Total assets of the Company increased by $13.0 million or 3.98%, to $339.9 million at March 31, 2008 from $326.9 million at December 31, 2007. The increase in assets was primarily due to increases in cash and cash equivalents, loans, net of allowance for loan losses, and premises and equipment, partially offset by decreases in available-for-sale securities and interest receivable. The increase in assets was primarily funded by an increase in deposits.

The Company’s cash and cash equivalents increased by $8.4 million from $10.3 million at December 31, 2007 to $18.7 million at March 31, 2008, an 80.9% increase. Cash and due from banks increased by $544,000 or 7.2% to $8.2 million at March 31, 2008 from $7.6 million at December 31, 2007. Interest-bearing demand deposits increased by $7.8 million to $10.5 million at March 31, 2008 compared to $2.7 million at December 31, 2007. The increase in cash and cash equivalents was primarily generated by an increase in deposits.
Available-for-sale investment securities amounted to $45.4 million at March 31, 2008 compared to $48.6 million at December 31, 2007, a $3.2 million decrease. The 6.6% decrease primarily resulted from $4.5 million in investment calls and maturities, payments on mortgage-backed securities, and sales of $2.7 million in U.S. Treasury inflation indexed bonds, partially offset by investment purchases of $3.1 million and an increase in the market valuation of the available-for-sale portfolio of $736,000. Held-to-maturity securities decreased by $107,000 from $5.3 million at December 31, 2007 to $5.2 million at March 31, 2008, due to principal payments on mortgage-backed securities of $107,000.
Loans held for sale, net of unrealized loss, decreased by $182,000 from $394,000 at December 31, 2007 to $212,000 at March 31, 2008. Loans held for sale are carried at the lower of cost or fair value. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation (“FHLMC”) and to the Illinois Housing Development Authority (“IHDA”). Loans held for sale at March 31, 2008 consisted of three single-family residential loans to be sold to FHLMC and IHDA .
The Company’s net loan portfolio increased by $7.8 million to $242.7 million at March 31, 2008 from $234.9 million at December 31, 2007. Gross loans increased by $8.1 million while the allowance for loan losses increased by $210,000. Commercial loans increased by $6.9 million with the majority of the loan originations generated by the Savoy branch. Loans secured by 1-4 family residences increased by $1.4 million, primarily due to an increase in first mortgages on 1-4 family homes in all markets, and multi-family residential real estate loans also increased by $1.4 million, primarily due to new originations in the Champaign County market. Loans secured by farmland increased by $1.7 million from new originations primarily in Clark and Edgar counties. Agricultural production loans decreased by $3.0 million primarily due to seasonal fluctuations.
At March 31, 2008, the allowance for loan losses was $2.3 million or 0.94% of the total loan portfolio compared to the allowance for loan losses at December 31, 2007 of $2.1 million or 0.88% of the total loan portfolio. During the first three months of 2008, the Company charged off $23,000 of loan losses, which consisted of several consumer loans. The chargeoffs of $23,000 were offset by $25,000 in recoveries from consumer loans, primarily vehicle loans. The Company had overall net recoveries of $2,000 in the first three months of 2008 compared to net chargeoffs of $134,000 for the first three months of 2007. The Company’s nonperforming loans and troubled debt restructurings increased to $5.8 million or 2.35% of total loans at March 31, 2008 compared to $884,000 or 0.37% as a percentage of total loans at December 31, 2007.

The Company’s loans delinquent 90 days and over at March 31, 2008 totaled $1.1 million and include $584,000 in agricultural production loans, $174,000 in 1-4 family residential loans, $325,000 in commercial real estate loans, $42,000 in commercial and industrial loans, and $13,000 in consumer loans. Delinquent agricultural production loans of $390,000 carry guarantees of $351,000 by the Farmers Home Administration. Nonaccrual loans totaled $4.6 million at March 31, 2008, and include $4.0 million in commercial real estate property loans, which are comprised of four borrower relationships. Nonaccrual residential real estate loans of $867,000 have guarantees of $650,000 from the Small Business Administration. The Company’s troubled debt restructurings of $16,000 at March 31, 2008 consist primarily of one restructured agricultural loan. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.
Premises and equipment increased by $1.5 million from $10.5 million at December 31, 2007 to $12.0 million at March 31, 2008, primarily due to purchases of premises and equipment of $1.7 million, partially offset by depreciation expense of $218,000. In February, the Company completed the $1.7 million purchase of a commercial building in downtown Champaign, Illinois for future expansion. The building will be renovated, with expectations that a portion of the building will be leased to offset occupancy costs. The building is immediately adjacent to a successful re-vitalization project in the downtown area.
The Company owns approximately $3.7 million of Federal Home Loan Bank stock. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its Mortgage Partnership Finance program after July 31, 2008. There were no dividends paid by Federal Home Loan Bank of Chicago during the first quarter of 2008. The Federal Home Bank of Chicago will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made.
Net foreclosed assets held for sale, totaling $550,000 at March 31, 2008 decreased $4,000, compared to $554,000 at December 31, 2006. As of March 31, 2008, the Company had real estate properties totaling $298,000 consisting of three residential properties, two commercial properties, and two vacant lots. Foreclosed assets are carried at lower of cost or net realizable value.
Interest receivable declined by $734,000 from $3.5 million at December 31, 2007 to $2.8 million at March 31, 2008, a 20.9% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes decreased by $228,000 from $1.2 million at December 31, 2007 to $973,000 at March 31, 2008, primarily as a result of deferred income taxes related to the increase in market value in the available-for-sale securities. Other assets decreased by $251,000 from $825,000 at December 31, 2007 compared to $574,000 at March 31, 2008 primarily as a result of a reduction in prepaid income taxes.

The Company’s total deposits totaled $252.9 million at March 31, 2008 compared to $232.1 million at December 31, 2007, an increase of $20.7 million. The 8.9% increase in total deposits was due to increases of $3.0 million increase in non-interest bearing demand deposits, $6.7 million increase in certificates of deposit, $6.6 million increase in savings, NOW and money market accounts, and $4.4 million in brokered deposits. Savings accounts increased by $2.7 million primarily due to a promotion highlighting the “Pay Yourself Savings” account to attract lower cost core deposits. “Classic” checking, an interest-bearing product targeted to seniors, increased by $2.7 million from $15.1 million at December 31, 2007 to $17.9 million at March 31, 2008. Money market accounts increased by $1.8 million, from $19.3 million at December 21, 2007 to $21.1 million at March 31, 2008. Time deposits increased by $6.7 million from $129.8 million at December 31, 2007 to $136.5 million at March 31, 2008, primarily in maturities of less than or equal to one year. Brokered time deposits increased primarily due to the issuance of $9.0 million in “DTC” (Depository Trust Company) certificates of deposit. In addition, an existing “DTC” certificate of deposit of $4.9 million with a final maturity of June, 2010 was called in March, 2008. The funds generated from the increase in deposits were primarily used to reduce borrowings, to fund loans, and to finance the purchase of the future expansion site in Champaign.
Short term borrowings decreased by $2.6 million, as a result of the repayment of an existing line of credit at the Bank level. The remaining component of the short term borrowings is the $2.0 million revolving line of credit at the Corporate level which is secured by the First Bank & Trust, s.b. stock owned by the Company. This line of credit with LaSalle Bank NA has various debt covenants. One of the debt covenants requires the Bank subsidiary to have the ratio of nonperforming loans to Bank capital of not more than ten percent. The Bank violated this covenant as of March 31, 2008 as the ratio was 16.1%. The Company has received a waiver of this covenant. Federal Home Loan Bank advances decreased by $6.5 million from $55.8 million at December 31, 2007 to $49.3 million at March 31, 2008. The open line of credit, which at December 31, 2007 totaled $8.0 million, was repaid during the first quarter 2008, and two advances totaling $3.5 million matured in the first quarter 2008. A new convertible advance of $5.0 million was obtained in March, 2008 with a lock out rate of 2.46% for two years. After the lock out term of two years has passed, the Federal Home Loan Bank has the option to convert the advance to a quarterly adjustable advance, with the option of prepayment available if that should occur. Existing advances include $5.0 million which is still within the lock-out period, and advances of $34.0 million have passed the initial lock-out period and are subject to possible conversion quarterly. Fixed rate, fixed term advances at March 31, 2008 totaled $5.3 million, and the line of credit has a zero balance. The total average rate of all advances was 4.26% as of March 31, 2008. The decrease in borrowings was funded primarily by the increase in deposits.

Junior subordinated debentures remained constant at $6.2 million at March 31, 2008 compared to December 31, 2007. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company’s investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly. Interest expense related to the debentures was $90,000 for both three month periods ended March 31, 2008 and 2007.
Advances from borrowers for taxes and insurance increased by $277,000 from $132,000 at December 31, 2007 to $409,000 at March 31, 2008. The $277,000 increase is a normal trend, as escrows typically accumulate funds in the first quarter of the year for the payment of real estate taxes later in the year. Interest payable increased by $162,000, or 17.7% from $916,000 at December 31, 2007 to $1.1 million at March 31, 2008 primarily a result of the increase in balances of certificates of deposits, savings, and checking accounts.
Stockholders’ equity at March 31, 2008 was $27.1 million compared to $26.5 million at December 31, 2007, an increase of $640,000. Retained earnings increased by the amount of net income or $336,000, partially offset by $131,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2007 to March 31, 2008, stockholders’ equity increased by $71,000, and as shares from the incentive plan were earned by participants for the same period, stockholders’ equity increased by $21,000. Accumulated comprehensive income (loss) increased by $450,000 due to an increase in the fair value of securities available for sale, net of related tax effect. The increase of $107,000 in treasury stock resulted from the repurchase of 10,000 shares of stock.
Results of Operations
Comparison of Three Month Periods Ended March 31, 2008 and 2007
Net income for the three months ended March 31, 2008 increased by $169,000 or 101.2% from $167,000 for the three months ended March 31, 2007 to $336,000 for the three months ended March 31, 2008. The increase in net income is primarily due to increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense.

Net interest income increased $253,000 or 13.1% from $1.9 million for the three months ended March 31, 2007 to $2.2 million for the three months ended March 31, 2008. The primary reason for the increase in net interest income was an increase in total interest and dividend income of $581,000, partially offset by an increase in total interest expense of $328,000. The Company’s net interest margin was 2.92% and 2.89% during the three months ended March 31, 2008 and 2007, respectively. The net interest margin increased slightly as a result of an increase in interest spread. Interest spread increased by 12 basis points from 2.57% for the three months ended March 31, 2007 to 2.69% for the three months ended March 31, 2008. The average rate paid on interest bearing assets increased by 8 basis points, while the average rate earned on interest bearing liabilities decreased by 3 basis points. The average balances of interest bearing assets for the three month period ending March 31, 2008 increased by $31.9 million to $298.1 million compared to $266.2 million in average earning assets for the three month period ending March 31, 2007. Interest bearing liabilities increased by $35.8 million from $244.5 million for the three month period ended March 31, 2007 to $280.3 million for the three month period ended March 31, 2008. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to deposit growth.
Total interest and dividend income increased by $581,000 or 13.4% from $4.3 million for the three months ended March 31, 2007 to $4.9 million for the three months ended March 31, 2008. The increase of $581,000 was primarily due to increases in loan interest income and interest income from deposits with financial institutions, partially offset by reductions in interest and dividend income from securities, dividends on Federal Home Loan Bank stock, and interest on deposits with financial institutions. The increase of $764,000 in loan interest income was primarily due to a $45.9 million increase in the average loan balance, partially offset by a decrease in the average loan rate of 11 basis points. Interest and dividend income from securities decreased by $124,000 primarily due to a decrease of $16.4 million in the average balance of investments, which was partially offset by an increase of 53 basis points in the average rate. Interest income from deposits with financial institutions decreased by $24,000 primarily due to a decrease in average rate of 233 basis points, partially offset by an increase of $2.4 million in the average balance of deposits with financial institutions. Dividends on Federal Home Loan Bank stock decreased by $35,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008 due to no dividends received in 2008.
Interest expense increased by $328,000 or 13.7% from $2.4 million for the three months ended March 31, 2007 to $2.7 million for the three months ended March 31, 2008. This increase was primarily due to an increase of $145,000 in interest on deposits, and by a $183,000 increase in interest on Federal Home Loan Bank advances and other debt. The $145,000 increase in interest expense on deposits was primarily due to an increase in the average balance of interest bearing deposits of $20.0 million, partially offset by a decrease of 8 basis points in the average rate paid on interest bearing deposits. The $183,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $15.8 million, and to a lesser extent, by an increase in average interest rate of 6 basis points.
For the three months ended March 31, 2008 and 2007, the provision for losses on loans was $209,000 and $132,000, respectively. The provision for the three months ended March 31, 2008 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of March 31, 2008, its allowance for loan losses was adequate.

Noninterest income increased $154,000 or 18.1% from $850,000 for the three months ended March 31, 2007 to $1.0 million for the three months ended March 31, 2008. The increase was primarily a result of increases in customer service fees and other service charges and fees, and increases in net gains on loan sales and net realized gains on sales of available-for-sale securities.
Customer service fees increased by $12,000 from $265,000 for the three months ended March 31, 2007 to $277,000 for the three months ended March 31, 2008, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $24,000 from $221,000 for the three months ended March 31, 2007 compared to $245,000 for the three months ended March 31, 2008 primarily due to increases in debit card fees, and increased commissions on credit life and disability insurance Net gains on loan sales increased by $38,000 from $60,000 for the three months ended March 31, 2007 to $98,000 for the three months ended March 31, 2008 due to increased volume in single family residential loans sold in the secondary market. Single family residential loans sold in the first quarter of 2008 totaled $6.7 million compared to $3.6 million in loan sales in the first quarter of 2007. Net realized gains on sales of available-for-sale securities increased by $53,000 from 2007 to 2008 due to the profit from the sale of $2.7 million in indexed treasury bonds in January, 2008. Brokerage fees increased by $9,000 from $15,000 for the three months ended March 31, 2007 to $24,000 for the three months ended March 31, 2008.
Total noninterest expenses were $2.5 million for both the three months ended March 31, 2008 and for the three months ended March 31, 2007. The primary reasons for the $26,000 increase were increases in salaries and employee benefits, and foreclosed assets expense, net, and also from the recognition of a $10,000 impairment on loan servicing rights. This was partially offset by reductions in professional fees and marketing expense. Salaries and employee benefits increased by $9,000, or 0.7%, from $1.29 million for the three months ended March 31, 2007 to $1.30 million for the three months ended March 31, 2008, as a result of increases in salaries, partially offset by reductions in incentive expense and Employee Stock Ownership Plan (“ESOP”) expense.
Professional fees decreased by $17,000 from $103,000 for the three months ended March 31, 2007 to $86,000 for the three months ended March 31, 2008, primarily due to a decrease in consulting fees related to information technology. Foreclosed assets expense, net, increased by $22,000 from $4,000 for the three months ended March 31, 2007 to $26,000 for the three months ended March 31, 2008 primarily due to expenses incurred to prepare a commercial property for occupancy by a tenant. A $10,000 impairment on the loan servicing assets was identified and recognized in the three months ended March 31, 2008 when the market value of the loan servicing rights was below the book value. This occurred due to accelerated prepayment speeds, which resulted in a reduction in the expected life of the asset.

Income tax expense was $146,000 for the three months ended March 31, 2008 as compared to $11,000 for the three months ended March 31, 2007. The increase of $135,000 in income tax expense was primarily due to an increase in income before income taxes of $304,000 from $178,000 for the three months ended March 31, 2007 compared to $482,000 for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008 was 30.3% compared to 6.2% for the three months ended March 31, 2007. Permanent differences decreased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In addition, when permanent differences were applied against the lower income in 2007, the effect in lowering the effective tax yield was much greater.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local on non-U.S. income tax examinations by tax authorities for years before 2004.
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

Loan Servicing Rights
The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of March 31, 2008 and December 31, 2007, loan servicing rights had carrying values of $301,000 and $293,000, respectively.
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
Liquidity
At March 31, 2008, the Company had outstanding commitments to originate $14.2 million in loans, and $23.2 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption “Off-Balance Sheet Arrangements and Contractual Commitments”. As of March 31, 2008, the total amount of certificates scheduled to mature in the following 12 months was $118.6 million. The Company believes that it has adequate resources to fund all of its commitments. The Company’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company’s operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at March 31, 2008 was $18.7 million. The Company’s future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.
Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2008, the Company had outstanding commitments to originate loans of $14.2 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3.8 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $17.9 million for commercial lines of credit, and $5.3 million for consumer lines of credit. Outstanding commitments for letters of credit at March 31, 2008 totaled $624,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.

The following table presents additional information about our unfunded commitments as of March 31, 2008, which by their terms have contractual maturity dates subsequent to March 31, 2008:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(Dollars in thousands)

Unfunded commitments:
Letters of credit	$624	$—	$—	$—	$624
Lines of credit	16,356	2,094	688	4,070	23,208
Overdraft protection	1,308	—	—	—	1,308

Totals	$18,288	$2,094	$688	$4,070	$25,140

Capital Resources
The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank’s regulatory capital requirements, versus actual capital as of March 31, 2008:

			Required for		To be Well
March 31, 2008	Actual		Adequate Capital		Capitalized
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$34,110	14.30	$19,081	8.0	$23,851	10.0
Tier 1 capital (to risk-weighted assets)	31,809	13.34	9,540	4.0	14,310	6.0
Tier 1 capital (to average assets)	31,809	9.74	13,062	4.0	16,327	5.0
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2008 and 2007.

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
The Company’s interest rate and market risk profile has not materially changed from the year ended December 31, 2007. Please refer to the Company’s Form 10-K for the year ended December 31, 2007 for further discussion of the Company’s market and interest risk.
ITEM 4T. CONTROLS AND PROCEDURES
The Company carried out an evaluation as of March 31, 2008, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2008.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007. Please refer to that section of the Company’s Form 10-K for disclosures regarding risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended March 31, 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number of
			of Shares	Shares that May
			Purchased as	Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
1/1/2008 to 1/31/2008	10,000	10.70	10,000	9,649
2/1/2008 to 2/28/2008	—	—	—	9,649
3/1/2008 to 3/31/2008	—	—	—	—

Total	10,000	10.70	10,000	—

(1)	The board of directors approved the repurchase by the Company of 117,710 shares over the one year period ending March 15, 2008.

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

FIRST BANCTRUST CORPORATION
Date: May 9, 2008	/s/ Terry J. Howard
Terry J. Howard
President and Chief Executive Officer

Date: May 9, 2008	/s/ Ellen M. Litteral
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