Form 10-Q
period 2008-06-30
FIRST BANCTRUST CORP
filed 2008-08-11
CIK 1129847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of August 7, 2008, the Registrant had outstanding 2,185,839 shares of common stock.

First BancTrust Corporation
Form 10-Q Quarterly Report
Index

First BancTrust Corporation
Condensed Consolidated Balance Sheets
 (in thousands of dollars except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and due from banks	$6,235	$7,630
Interest-bearing demand deposits	8,364	2,709

Cash and cash equivalents	14,599	10,339
Available-for-sale securities	44,436	48,629
Held-to-maturity securities (fair value of $4,972 and $5,284)	5,101	5,331
Loans held for sale, net of unrealized loss of $0	235	394
Loans, net of allowance for loan losses of $2,459 and $2,091	250,745	234,855
Premises and equipment	11,864	10,510
Federal Home Loan Bank stock	3,749	3,749
Foreclosed assets held for sale, net	527	554
Interest receivable	2,399	3,511
Deferred income taxes	1,355	1,201
Loan servicing rights, net of valuation allowance of $0	314	293
Cash surrender value of life insurance	5,580	5,476
Goodwill	541	541
Core deposit intangibles	620	667
Other assets	514	825

Total assets	$342,579	$326,875

Liabilities and Stockholders’ Equity
Deposits
Demand	$20,265	$19,274
Savings, NOW and money market	76,090	66,571
Time	133,420	129,760
Brokered time	15,907	16,534

Total deposits	245,682	232,139
Short term borrowings	1,000	3,715
Federal Home Loan Bank advances	59,300	55,800
Junior subordinated debentures	6,186	6,186
Pass through payments received on loans sold	60	85
Advances from borrowers for taxes and insurance	524	132
Interest payable	1,010	916
Other	1,633	1,401

Total liabilities	315,395	300,374

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 3,041,750 shares issued; 2,185,839 and 2,195,839 shares outstanding	30	30
Additional paid-in capital	15,233	15,135
Retained earnings	20,731	20,219
Unearned employee stock ownership plan shares — 22,882 and 38,086 shares	(132)	(220)
Accumulated other comprehensive loss	(333)	(425)
Treasury stock, at cost — 855,911 and 845,911 shares	(8,345)	(8,238)

Total stockholders’ equity	27,184	26,501

Total liabilities and stockholders’ equity	$342,579	$326,875

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
 (in thousands of dollars except share data)
(unaudited)

Six Months Ended June 30	2008	2007

Interest and Dividend Income
Loans
Taxable	$8,558	$7,183
Tax exempt	28	29
Securities
Taxable	1,104	1,247
Tax exempt	76	205
Dividends on Federal Home Loan Bank stock	—	61
Deposits with financial institutions and other	107	114

Total interest and dividend income	9,873	8,839

Interest Expense
Deposits	3,996	3,931
Federal Home Loan Bank advances and other debt	1,268	1,009

Total interest expense	5,264	4,940

Net Interest Income	4,609	3,899
Provision for loan losses	402	264

Net Interest Income After Provision for Loan Losses	4,207	3,635

Noninterest Income
Customer service fees	586	575
Other service charges and fees	499	469
Net gains on loan sales	175	109
Net realized gains on sales of available-for-sale securities	53	70
Loan servicing fees	204	217
Brokerage fees	42	36
Abstract and title fees	174	172
Increase in cash surrender value of life insurance	122	110
Other	105	103

Total noninterest income	1,960	1,861

Noninterest Expense
Salaries and employee benefits	2,619	2,509
Net occupancy expense	413	417
Equipment expense	529	532
Data processing fees	339	346
Professional fees	236	232
Foreclosed assets expense, net	51	82
Marketing expense	122	118
Printing and office supplies	74	81
Amortization of loan servicing rights	86	87
Other expenses	576	568

Total noninterest expense	5,045	4,972

Income Before Income Tax	1,122	524

Provision for Income Taxes	353	89

Net Income	$769	$435

Basic Earnings Per Share	$0.37	$0.20

Diluted Earnings Per Share	$0.36	$0.19

Dividends Per Share	$0.12	$0.12

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Income
 (in thousands of dollars except share data)
(unaudited)

Three Months Ended June 30	2008	2007

Interest and Dividend Income
Loans
Taxable	$4,354	$3,743
Tax exempt	14	15
Securities
Taxable	520	620
Tax exempt	38	86
Dividends on Federal Home Loan Bank stock	—	26
Deposits with financial institutions and other	43	26

Total interest and dividend income	4,969	4,516

Interest Expense
Deposits	1,896	1,976
Federal Home Loan Bank advances and other debt	641	565

Total interest expense	2,537	2,541

Net Interest Income	2,432	1,975
Provision for loan losses	193	132

Net Interest Income After Provision for Loan Losses	2,239	1,843

Noninterest Income
Customer service fees	309	310
Other service charges and fees	254	248
Net gains on loan sales	77	49
Net realized gains on sales of available-for-sale securities	—	70
Loan servicing fees	97	114
Brokerage fees	18	21
Abstract and title fees	86	91
Increase in cash surrender value of life insurance	61	55
Other	54	53

Total noninterest income	956	1,011

Noninterest Expense
Salaries and employee benefits	1,319	1,218
Net occupancy expense	205	208
Equipment expense	255	265
Data processing fees	165	178
Professional fees	150	129
Foreclosed assets expense, net	25	78
Marketing expense	71	59
Printing and office supplies	32	42
Amortization of loan servicing rights	43	42
Recovery of loan servicing rights	(10)	—
Other expenses	300	289

Total noninterest expense	2,555	2,508

Income Before Income Tax	640	346

Provision for Income Taxes	207	78

Net Income	$433	$268

Basic Earnings Per Share	$0.21	$0.12

Diluted Earnings Per Share	$0.20	$0.12

Dividends Per Share	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

First BancTrust Corporation
Condensed Consolidated Statements of Cash Flows
 (in thousands of dollars)
(unaudited)

Six Months Ended June 30	2008	2007

Operating Activities
Net income	$769	$435
Items not requiring (providing) cash
Depreciation and amortization	450	416
Provision for loan losses	402	264
Loss on foreclosed assets, net	1	54
Amortization (accretion) of premiums and discounts on securities, net	(8)	31
Amortization of loan servicing rights	86	87
Deferred income taxes	(212)	(124)
Amortization of intangible assets	47	49
Net realized gains on available-for-sale securities	(53)	(70)
Net gains on loan sales	(175)	(109)
Compensation expense related to ESOP and incentive plan	186	252
Loans originated for sale	(10,869)	(7,391)
Proceeds from sales of loans originated for sale	11,096	7,385

Changes in
Interest receivable	1,112	322
Cash surrender value of life insurance	(104)	(93)
Other assets	311	6
Interest payable	94	(527)
Other liabilities	232	(266)

Net cash provided by operating activities	3,365	721

Investing Activities
Purchases of available-for-sale securities	(5,177)	(7,466)
Proceeds from maturities of available-for-sale securities	6,911	13,185
Proceeds from sales of available-for-sale securities	2,669	7,172
Purchases of held-to-maturity securities	—	(987)
Proceeds from maturities of held-to-maturity securities	232	227
Net change in loans	(16,316)	(21,112)
Proceeds from sales of foreclosed assets	46	170
Purchases of premises and equipment	(1,800)	(151)

Net cash used in investing activities	(13,435)	(8,962)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$10,510	$3,147
Net increase (decrease) in time and brokered time deposits	3,033	(25,732)
Net increase (decrease) in short-term borrowings	(2,715)	965
Proceeds from Federal Home Bank advances	15,000	13,000
Repayment of Federal Home Loan Bank advances	(11,500)	—
Net change in pass through payments received on loans sold	(25)	(92)
Net change in advances from borrowers for taxes and insurance	392	321
Purchase of treasury stock	(107)	(1,082)
Dividends paid	(258)	(274)

Net cash provided by (used in) financing activities	14,330	(9,747)

Increase (Decrease) in Cash and Cash Equivalents	4,260	(17,988)

Cash and Cash Equivalents, Beginning of Year	10,339	28,791

Cash and Cash Equivalents, End of Year	$14,599	$10,803

Supplemental Cash Flows Information

Interest paid (net of capitalized interest)	$5,170	$5,467

Income taxes paid (net of refunds)	$365	$245

Real estate and other property acquired in settlement of loans	$26	$388
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
Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ended December 31, 2008. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2008 (in thousands):

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$44,436	$7	$43,501	$928
The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis for the three and six-month periods ended June 30, 2008, is summarized as follows (in thousands):

Available-for-sale
Securities

Balance, December 31, 2007	$916

Total realized and unrealized gains and losses
Included in net income	3
Included in other comprehensive income	9
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance June 30, 2008	$928

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at reporting date	$—

Available-for-sale
Securities

Balance March 31, 2008	$918

Total realized and unrealized gains and losses:
Included in net income	1
Included in other comprehensive income (loss)	9
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance June 30, 2008	$928

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at reporting date	$—

Gains and losses (realized and unrealized) included in net income for the periods above are reported in interest income as follows:

	Three-Months	Six-Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Total gains included in net income for the period above	$1	$3

Change in unrealized gains or losses relating to assets still held at reporting date	$9	$9

The Company may be required, from time to time, to measure certain other financial assets and liabilities on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first six months of 2008 that were still held on the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at June 30, 2008 (in thousands).

Carrying value at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,772	$—	$—	$3,772
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
Note 3 — Debt Covenants
The Company has a line of credit with LaSalle Bank NA. The line of credit has various debt covenants. One of the debt covenants requires the Bank subsidiary to have the ratio of nonperforming loans to Bank capital of not more than ten percent. The Bank violated this covenant as of June 30, 2008 as the ratio was 12.5%. The Company has received a waiver of this covenant.
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
The debentures are included as Tier I capital for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. The funds were used for the acquisition of the common stock of Rantoul First Bank and for the repurchase of First BancTrust Corporation common stock. Interest is fixed at a rate of 5.80% for a period of five years, and then converts to a floating rate after June 15, 2010. Interest payments are made quarterly. Interest expense generated by the debentures for the six months ended June 30, 2008 and 2007 totaled $179,000 for both periods, and totaled $89,000 for both of the three month periods ended June 30, 2008 and 2007.

Note 5 — Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP purchased required shares in the open market with funds borrowed from the Company. The ESOP expense was $142,000 and $179,000 for the six month periods ended June 30, 2008 and 2007, respectively, and $71,000 and $90,000 for the three month periods ended June 30, 2008 and 2007, respectively. Shares purchased by the ESOP are held in a suspense account and are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Company. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over an eight-year period.
Note 6 — Earnings per Share
Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three month and six month periods ended June 30, 2008 and 2007. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per share were computed as follows (dollar amounts in thousands except share data):

		Weighted
		Average	Per Share
	Income	Shares	Amount

For the six months ended June 30, 2008:

Basic Earnings Per Share:
Income available to common stockholders	$769	2,103,247	$0.37

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		55,948
Stock Options		—

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$769	2,159,195	$0.36

For the six months ended June 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$435	2,177,334	$0.20

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		51,243
Stock Options		36,965

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$435	2,265,542	$0.19

For the three months ended June 30, 2008:

Basic Earnings Per Share:
Income available to common stockholders	$433	2,107,048	$0.21

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		55,847
Stock Options		—

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$433	2,162,895	$0.20

For the three months ended June 30, 2007:

Basic Earnings Per Share:
Income available to common stockholders	$268	2,157,963	$0.12

Effect of Dilutive Securities:
Unearned recognition and retention plan shares		49,114
Stock options		37,128

Diluted Earnings per Share:
Income available to common stockholders and assumed conversions	$268	2,244,205	$0.12

Options to purchase 273,474 shares of common stock at $9.87 per share were outstanding at June 30, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.
Note 7 — Comprehensive Income
Comprehensive income for the three and six month periods ended June 30, 2008 and 2007 is listed as follows

	Six Months Ended June 30
	2008	2007

Net Income	$769	$435

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities	203	(367)

Less: Reclassification adjustment for realized gains included in net income	53	70

	150	(437)

Other Comprehensive Income (Loss), before tax effect	919	(2)

Tax expense	58	(170)

Comprehensive Income, net of taxes	$861	$168

	Three Months Ended June 30
	2008	2007

Net Income	$433	$268

Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities	(586)	(410)

Less: Reclassification adjustment for realized gains included in net income	—	70

	(586)	(480)

Other Comprehensive Loss, before tax effect	(153)	(212)

Tax expense	(228)	(186)

Comprehensive Income (Loss), net of taxes	$75	$(26)

Note 8 — Recent Accounting Pronouncements
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
Note 9 — Deregistration
On April 21, 2008, the Company announced the Board of Directors’ preliminary approval of a going private merger transaction and its intent to deregister as a public reporting company with the Securities and Exchange Commission. This transaction, commonly referred to as a “Cash Out Merger”, would compensate holders of less than 250 shares of the Company’s common stock $11.00 per share in cash for each share of the Company’s stock that they held prior to the effective time of the merger. Shareholders owning 250 shares or more will continue to hold their shares. The proposed transaction, which is subject to shareholder and regulatory approvals, is intended to reduce the number of Company shareholders of record to under 300, the level at which the Company is required to file periodic reports with the Securities and Exchange Commission. As a result, if completed, the Company intends to terminate the registration of stock with the SEC. Based on the original analysis, it is anticipated that the Company will repurchase 27,779 or 1.3% of the outstanding shares for a total purchase price of approximately $306,000. The number of shares to be repurchased will continue to change based on market activity until the effective time of the merger.

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
The following discussion compares the financial condition of First BancTrust Corporation (Company), First Bank & Trust, s.b. (Bank), First Charter Service Corporation, and ECS Service Corporation at June 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three-month and six-month periods ending June 30, 2008 to the same periods in 2007. In prior years, First Charter Service Corporation provided retail sales of uninsured investment products to customers of First Bank & Trust. In late 2004, First Bank & Trust entered into an agreement with First Advisors Financial Group LLC (“First Advisors”) whereby First Advisors provides investment advisory and asset management services to Bank customers beginning in 2005. First Advisors rents office space from the Bank, and pays a percentage of fees generated from transactions with Bank customers to the Bank. As a result, First Charter Service Corporation became inactive in 2005, and has remained inactive since that time. This discussion should be read in conjunction with the interim financial statements and notes included herein.

Financial Condition
Total assets of the Company increased by $15.7 million or 4.8%, to $342.6 million at June 30, 2008 from $326.9 million at December 31, 2007. The increase in assets was primarily due to increases in cash and cash equivalents, loans, net of allowance for loan losses, and premises and equipment, partially offset by decreases in available-for-sale securities and interest receivable. The increase in assets was primarily funded by increases in deposits and Federal Home Loan Bank advances.
The Company’s cash and cash equivalents increased by $4.3 million from $10.3 million at December 31, 2007 to $14.6 million at June 30, 2008, a 41.2% increase. Cash and due from banks decreased by $1.4 million or 18.3% to $6.2 million at June 30, 2008 from $7.6 million at December 31, 2007. Interest-bearing demand deposits increased by $5.7 million to $8.4 million at June 30, 2008 compared to $2.7 million at December 31, 2007. The increase in cash and cash equivalents was primarily generated by increases in deposits and Federal Home Loan Bank advances.
Available-for-sale investment securities amounted to $44.4 million at June 30, 2008 compared to $48.6 million at December 31, 2007, a $4.2 million decrease. The 8.6% decrease primarily resulted from $6.9 million in investment calls and maturities, payments on mortgage-backed securities, and sales of $2.7 million in U.S. Treasury inflation indexed bonds, partially offset by investment purchases of $5.2 million and an increase in the market valuation of the available-for-sale portfolio of $151,000. Held-to-maturity securities decreased by $230,000 from $5.3 million at December 31, 2007 to $5.1 million at June 30, 2008, primarily due to principal payments on mortgage-backed securities of $232,000.
Loans held for sale, net of unrealized loss, decreased by $159,000 from $394,000 at December 31, 2007 to $235,000 at June 30, 2008. Loans held for sale are carried at the lower of cost or fair value. Single family residential loans for qualified borrowers are originated and sold to Federal Home Mortgage Corporation (“FHLMC”) and to the Illinois Housing Development Authority (“IHDA”). Loans held for sale at June 30, 2008 consisted of three single-family residential loans to be sold to FHLMC and IHDA .
The Company’s net loan portfolio increased by $15.8 million to $250.7 million at June 30, 2008 from $234.9 million at December 31, 2007. Gross loans increased by $16.1 million while the allowance for loan losses increased by $368,000. Commercial loans increased by $6.6 million with the majority of the loan originations generated by the Savoy branch. Loans secured by 1-4 family residences increased by $4.2 million, primarily due to an increase in first mortgages on 1-4 family homes in all markets, and multi-family residential real estate loans also increased by $5.6 million, primarily due to new originations in the Champaign County market. Agricultural production loans decreased by $4.3 million and farmland loans decreased by $500,000 primarily due to an increase in repayments. Construction loans increased by $955,000 and consumer loans increased by $791,000 from December 31, 2007 to June 30, 2008.

At June 30, 2008, the allowance for loan losses was $2.5 million or 0.97% of the total loan portfolio compared to the allowance for loan losses at December 31, 2007 of $2.1 million or 0.88% of the total loan portfolio. During the first six months of 2008, the Company charged off $91,000 of loan losses, which consisted of two commercial loans and several consumer loans. The chargeoffs of $91,000 were offset by $57,000 in recoveries from consumer loans, primarily vehicle loans. The Company had overall net chargeoffs of $34,000 in the first six months of 2008 compared to net chargeoffs of $368,000 for the first six months of 2007. The Company’s nonperforming loans and troubled debt restructurings increased to $4.5 million or 1.79% of total loans at June 30, 2008 compared to $884,000 or 0.37% as a percentage of total loans at December 31, 2007. The Company’s loans delinquent 90 days and over at June 30, 2008 totaled $688,000 and include $390,000 in agricultural production loans, $187,000 in 1-4 family residential loans, $81,000 in commercial real estate loans, and $30,000 in consumer loans. Delinquent agricultural production loans of $390,000 carry guarantees of $351,000 by the Farmers Home Administration. Nonaccrual loans totaled $3.8 million at June 30, 2008, and include $2.9 million in commercial real estate property loans, which are comprised of three borrower relationships. Nonaccrual nonresidential real estate loans of $867,000 have guarantees of $650,000 from the Small Business Administration. The Company’s troubled debt restructurings of $15,000 at June 30, 2008 consist of one restructured agricultural loan. Management reviews the adequacy of the allowance for loan losses quarterly, and believes that its allowance is adequate; however, the Company cannot assure that future chargeoffs and/or provisions will not be necessary.
Premises and equipment increased by $1.4 million from $10.5 million at December 31, 2007 to $11.9 million at June 30, 2008, primarily due to purchases of premises and equipment of $1.8 million, partially offset by depreciation expense of $450,000. In February, the Company completed the $1.7 million purchase of a commercial building in downtown Champaign, Illinois for future expansion. The building will be renovated, with expectations that a portion of the building will be leased to offset occupancy costs. The building is immediately adjacent to a successful re-vitalization project in the downtown area.
The Company owns approximately $3.7 million of Federal Home Loan Bank stock. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its Mortgage Partnership Finance program after July 31, 2008. There were no dividends paid by Federal Home Loan Bank of Chicago during the first half of 2008. The Federal Home Bank of Chicago will continue to assess their dividend capacity each quarter, and will obtain the necessary approval if a dividend is to be made.
Net foreclosed assets held for sale, totaling $527,000 at June 30, 2008 decreased $27,000, compared to $554,000 at December 31, 2007. As of June 30, 2008, the Company had real estate properties totaling $490,000 consisting of two residential properties, two commercial properties, and two vacant lots. Foreclosed assets are carried at lower of cost or net realizable value.

Interest receivable declined by $1.1 million from $3.5 million at December 31, 2007 to $2.4 million at June 30, 2008, a 31.7% decrease. This reduction is seasonal, as many agricultural loans are annual payment loans, with payments due at the beginning of the year. Deferred income taxes increased by $154,000 from $1.2 million at December 31, 2007 to $1.4 million at June 30, 2008, primarily as a result of deferred income taxes related to temporary timing differences. Other assets decreased by $311,000 from $825,000 at December 31, 2007 compared to $514,000 at June 30, 2008 primarily as a result of a reduction in prepaid expenses.
The Company’s total deposits totaled $245.7 million at June 30, 2008 compared to $232.1 million at December 31, 2007, an increase of $13.6 million. The 5.8% increase in total deposits was due to a $9.5 million increase in savings, NOW and money market accounts, $3.7 million increase in certificates of deposit, and a $991,000 increase in non-interest bearing demand deposits, partially offset by a $627,000 decrease in brokered deposits. Savings accounts increased by $4.3 million primarily due to a promotion highlighting the “Pay Yourself Savings” account to attract lower cost core deposits. “Classic” checking, an interest-bearing product targeted to seniors, increased by $5.7 million from $15.1 million at December 31, 2007 to $20.8 million at June 30, 2008. Money market accounts increased by $974,000, from $19.3 million at December 21, 2007 to $20.3 million at June 30, 2008. Time deposits increased by $3.7 million from $129.8 million at December 31, 2007 to $133.4 million at June 30, 2008, primarily in maturities of less than or equal to one year. Brokered time deposits decreased by $627,000 primarily due to the issuance of $9.0 million in “DTC” (Depository Trust Company) certificates of deposit. In addition, an existing “DTC” certificate of deposit of $5.0 million with a final maturity of June, 2010 was called in March, 2008, and another $5.0 million certificate matured in April, 2008. Other brokered certificates of deposit increased by approximately $380,000. The funds generated from the increase in deposits were primarily used to fund loans and to finance the purchase of the future expansion site in Champaign.
Short term borrowings decreased by $2.7 million, primarily as a result of the repayment of an existing line of credit at the Bank level. The remaining $1.0 million of the short term borrowings is a $2.0 million revolving line of credit at the Corporate level which is secured by the First Bank & Trust, s.b. stock owned by the Company. This line of credit with LaSalle Bank NA has various debt covenants. One of the debt covenants requires the Bank subsidiary to have the ratio of nonperforming loans to Bank capital of not more than ten percent. The Bank violated this covenant as of June 30, 2008 as the ratio was 12.5%. The Company has received a waiver of this covenant. Federal Home Loan Bank advances increased by $3.5 million from $55.8 million at December 31, 2007 to $59.3 million at June 30, 2008. The open line of credit, which at December 31, 2007 totaled $8.0 million, was repaid during the first six months of 2008, and two advances totaling $3.5 million matured in the first quarter 2008. Three new convertible advances of $5.0 million each were obtained in 2008, one in March with a lock out rate of 2.46% for two years, one in April with a lock out rate of 2.66% for two years, and the other one in June with a lock out rate of 3.24% for two years. After the lock out term of two years has passed, the Federal Home Loan Bank has the option to convert these advances to a quarterly adjustable advance, with the option of prepayment available if that should occur. Existing advances include advances of $39.0 million which have passed the initial lock-out period and are subject to possible conversion quarterly. Fixed rate, fixed term advances at June 30, 2008 totaled $5.3 million, and the line of credit has a zero balance. The total average rate of all advances was 3.89% as of June 30, 2008. The increase in borrowings was used primarily to fund loans.

Junior subordinated debentures remained constant at $6.2 million at June 30, 2008 compared to December 31, 2007. Capital securities of $6.0 million were issued June 15, 2005 by a statutory business trust, FBTC Statutory Trust I. The Company owns 100% of the common equity of the trust, which is a wholly-owned subsidiary of the Company. The $6.0 million in proceeds from the trust preferred issuance and an additional $186,000 for the Company’s investment in the common equity of the Trust, a total of $6,186,000, was invested in the junior subordinated debentures of the Company. As required by FIN 46R, the Company has not consolidated the investment in the Trust. The trust was formed with the purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the trust are the sole assets of the trust. Distributions of the trust preferred securities are payable at a variable rate of interest, which is equal to the interest rate being earned by the trust on the debentures, and are recorded as interest expense by the Company. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The debentures are included as Tier I capital for regulatory capital purposes. The debentures issued are first redeemable, in whole or part, by the Company, on June 15, 2010, and mature on June 15, 2035. Interest payments are made quarterly. Interest expense related to the debentures was $179,000 for the six month periods, and $90,000 for both three month periods ended June 30, 2008 and 2007.
Advances from borrowers for taxes and insurance increased by $392,000 from $132,000 at December 31, 2007 to $524,000 at June 30, 2008. The $392,000 increase is a normal trend, as escrows typically accumulate funds in the first half of the year for the payment of real estate taxes later in the year. Interest payable increased $94,000, or 10.3% from $916,000 at December 31, 2007 to $1.0 million at June 30, 2008 primarily a result of the increase in balances of certificates of deposits, savings, and checking accounts.
Stockholders’ equity at June 30, 2008 was $27.2 million compared to $26.5 million at December 31, 2007, an increase of $683,000. Retained earnings increased by the amount of net income or $769,000, partially offset by $258,000 in dividends declared and paid. As shares from the employee stock ownership plan vested to participants from December 31, 2007 to June 30, 2008, stockholders’ equity increased by $142,000, and as shares from the incentive plan were earned by participants for the same period, stockholders’ equity increased by $44,000. Accumulated comprehensive loss decreased by $92,000 due to an increase in the fair value of securities available for sale, net of related tax effect. The increase of $107,000 in treasury stock resulted from the repurchase of 10,000 shares of stock.

Results of Operations
Comparison of Six Month Periods Ended June 30, 2008 and 2007
Net income for the six months ended June 30, 2008 increased by $334,000 or 76.8% from $435,000 for the six months ended June 30, 2007 to $769,000 for the six months ended June 30, 2008. The increase in net income is primarily due to increases net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense.
Net interest income increased $710,000 or 18.2% from $3.9 million for the six months ended June 30, 2007 to $4.6 million for the six months ended June 30, 2008. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $1.0 million partially offset by an increase in total interest expense of $324,000. The Company’s net interest margin was 3.05% and 2.92% during the six months ended June 30, 2008 and 2007, respectively. The net interest margin increased as a result of an increase in interest spread. Interest spread increased by 19 basis points from 2.62% for the six months ended June 30, 2007 to 2.81% for the six months ended June 30, 2008. The average rate paid on interest bearing liabilities decreased by 27 basis points, while the average rate earned on interest bearing assets decreased by 10 basis points. The average balances of interest bearing assets for the six month period ending June 30, 2008 increased by $35.5 million to $302.7 million compared to $267.2 million in average earning assets for the six month period ending June 30, 2007. Interest bearing liabilities increased by $35.9 million from $247.5 million for the six month period ended June 30, 2007 to $283.4 million for the six month period ended June 30, 2008. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was due to deposit growth and an increase in borrowings.
Total interest and dividend income increased by $1.1 million or 11.7% from $8.8 million for the six months ended June 30, 2007 to $9.9 million for the six months ended June 30, 2008. The increase of $1.1 million was primarily due to increases in loan interest income and interest income from deposits with financial institutions, partially offset by reductions in interest and dividend income from securities and dividends on Federal Home Loan Bank stock. The increase of $1.4 million in loan interest income was primarily due to a $45.7 million increase in the average loan balance, which was partially offset by a decrease in the average loan rate of 25 basis points. Interest and dividend income from securities decreased by $272,000 primarily due to a decrease of $14.6 million in the average balance of investments, partially offset by an increase of 30 basis points in the average rate. Interest income from deposits with financial institutions decreased by $7,000 primarily due to a decrease of in average rate of 260 basis points partially offset by a $4.5 million increase in the average balance. Dividends on Federal Home Loan Bank stock decreased by $61,000 from the six months ended June 30, 2007 to the six months ended June 30, 2008 due to no dividends received in 2008.

Interest expense increased by $324,000 or 6.6% from $4.9 million for the six months ended June 30, 2007 to $5.3 million for the six months ended June 30, 2008. This increase was primarily due to an increase of $65,000 in interest on deposits and a $259,000 increase in interest on Federal Home Loan Bank advances and other debt. The $65,000 increase in interest expense on deposits was primarily due to an increase in the average balance of interest bearing deposits of $22.6 million, partially offset by a decrease in the average rate paid of 33 basis points. The $259,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $13.3 million, which was partially offset by a decrease in average interest rate of 28 basis points.
For the six months ended June 30, 2008 and 2007, the provision for losses on loans was $402,000 and $264,000, respectively. The provision for the six months ended June 30, 2008 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of June 30, 2008, its allowance for loan losses was adequate.
Noninterest income increased $99,000 or 5.3% from $1.9 million for the six months ended June 30, 2007 to $2.0 million for the six months ended June 30, 2008. The increase was primarily a result of increases in customer service fees, other service charges and fees, net gains on loan sales, and an increase in cash surrender value of life insurance, partially offset by decreases in loan servicing fees and net realized gains on sales of available-for-sale securities. Customer service fees increased by $11,000 from $575,000 for the six months ended June 30, 2007 to $586,000 for the six months ended June 30, 2008, primarily due to increased NSF and overdraft fees. Other service charges and fees increased by $30,000 from $469,000 for the six months ended June 30, 2007 compared to $499,000 for the six months ended June 30, 2008 primarily due to an increase in debit card fees.
Net gains on loan sales increased by $66,000 from $109,000 for the six months ended June 30, 2007 to $175,000 for the six months ended June 30, 2008 as a result of a $3.7 million increase in volume of loans sold into the secondary market. The increase in cash surrender value of life insurance increased by $12,000 from $110,000 for the six months ended June 30, 2007 to $122,000 for the six months ended June 30, 2008. Loan servicing fees decreased by $13,000 from $217,000 for the six months ended June 30, 2007 to $204,000 for the six months ended June 30, 2008, primarily due to a $1.3 million decrease in the average balance of agricultural loans serviced for others.
Total noninterest expenses were $5.05 million for the six months ended June 30, 2008 compared to $4.97 million for the six months ended June 30, 2007. The primary reason for the $73,000 increase was an increase in salaries and employee benefits, partially offset by a reduction in net foreclosed assets expense. Salaries and employee benefits increased by $110,000 from $2.5 million for the six months ended June 30, 2007 to $2.6 million for the six months ended June 30, 2008, as a result of an increase in salaries expense partially offset by reductions in incentive plan expense and Employee Stock Ownership Plan (“ESOP”) expense.

Foreclosed assets expense, net decreased by $31,000 from $82,000 for the six months ended June 30, 2007 to $51,000 for the six months ended June 30, 2008. Foreclosed assets in 2007 included an apartment complex, and the expenses incurred in holding the property caused an increase in foreclosed assets expense.
Income tax expense was $353,000 for the six months ended June 30, 2008 as compared to $89,000 for the six months ended June 30, 2007. The increase of $264,000 in income tax expense was primarily due to an increase in income before income taxes of $598,000 from $524,000 for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2008 was 31.5% compared to 17.0% for the six months ended June 30, 2007.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), for Uncertainty in Income Taxes,” on January 1, 2007. The Company has recognized no increase in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois jurisdiction. The Company is no longer subject to U.S. federal, state and local taxes on non-U.S. income tax examinations by tax authorities for years before 2004.
Comparison of Three Month Periods Ended June 30, 2008 and 2007
Net income for the three months ended June 30, 2008 increased by $165,000 or 61.6% from $268,000 for the three months ended June 30, 2007 to $433,000 for the three months ended June 30, 2008. The increase in net income is due to an increase in net interest income, partially offset by a reduction in noninterest income and increases in the provision for loan losses, noninterest expense, and income tax expense.
Net interest income increased $457,000 or 23.1% from $2.0 million for the three months ended June 30, 2007 to $2.4 million for the three months ended June 30, 2008. The primary reasons for the increase in net interest income was an increase in total interest and dividend income of $453,000, partially offset by a slight decrease in interest expense of $4,000. The Company’s net interest margin was 3.17% and 2.95% during the three months ended June 30, 2008 and 2007, respectively. The net interest margin increased as a result of an increase in interest spread. Interest spread increased by 25 basis points from 2.68% for the three months ended June 30, 2007 to 2.93% for the three months ended June 30, 2008. The average rate earned on interest bearing assets decreased by 27 basis points, while the average rate paid on interest bearing liabilities decreased by 52 basis points. The average balances of interest bearing assets for the three month period ending June 30, 2008 increased by $39.2 million to $307.3 million compared to $268.1 million in average earning assets for the three month period ending June 30, 2007. Interest bearing liabilities increased by $36.1 million from $250.4 million for the three month period ended June 30, 2007 to $286.5 million for the three month period ended June 30, 2008. The increase in interest bearing assets was primarily due to loan growth, while the increase in interest bearing liabilities was primarily due to deposit growth and an increase in borrowings.

Total interest and dividend income increased by $453,000 or 10.0% from $4.5 million for the three months ended June 30, 2007 to $5.0 million for the three months ended June 30, 2008. The increase of $453,000 was primarily due to an increase in loan interest income partially offset by a reduction of interest and dividend income from securities, and dividends from Federal Home Loan Bank stock. The increase of $610,000 in loan interest income was primarily due to a $45.5 million increase in the average loan balance, partially offset by a decrease in the average loan rate of 38 basis points. Interest and dividend income from securities decreased by $148,000 primarily due to a decrease of $12.9 million in the average balance of investments, partially offset by an increase of 3 basis points in the average rate. Interest income from deposits with financial institutions increased by $17,000 primarily due to an increase of $6.6 million in the average balance of deposits with financial institutions, partially offset by a decrease in the average rate of 262 basis points. Dividends on Federal Home Loan Bank stock decreased by $26,000 from the three months ended June 30, 2007 to the three months ended June 30, 2008 due to the suspension of Federal Home Loan Bank dividends.
Interest expense decreased by only $4,000 or 0.2% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease was primarily due to a decrease of $80,000 in interest on deposits, partially offset by a $76,000 increase in interest on Federal Home Loan Bank advances and other debt. The $80,000 increase in interest expense on deposits was primarily due to a $25.2 million increase in the average balance of interest bearing deposits, partially offset by a decrease in the average rate paid on deposits of 58 basis points. The $76,000 increase in interest on Federal Home Loan Bank advances and other debt was due to an increase in the average balance of $10.9 million, partially offset by a decrease in average interest rate of 31 basis points.
For the three months ended June 30, 2008 and 2007, the provision for losses on loans was $193,000 and $132,000, respectively. The provision for the three months ended June 30, 2008 was based on the Company’s analysis of the allowance for loan losses. Management meets on a quarterly basis to review the adequacy of the allowance for loan losses by classifying loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserve levels for those loans. Once the specific portion for each loan is calculated, management calculates a historical portion for each category based on a combination of loss history, current economic conditions, and trends in the portfolio. While the Company cannot assure that future chargeoffs and/or provisions will not be necessary, the Company’s management believes that, as of June 30, 2008, its allowance for loan losses was adequate.

Noninterest income decreased $55,000 or 5.4% from $1.0 million for the three months ended June 30, 2007 to $956,000 for the three months ended June 30, 2008. The decrease was primarily a result of decreases in net realized gains on sales of available-for-sale securities and loan servicing fees, partially offset by an increase in net gains on loan sales. Other service charges and fees increased by $6,000 from $248,000 for the three months ended June 30, 2007 compared to $254,000 for the three months ended June 30, 2008 primarily due to an increase in debit card fees. Net gains on loan sales increased by $28,000 from $49,000 for the three months ended June 30, 2007 to $77,000 for the three months ended June 30, 2008. There were no net realized gains on sales of available-for-sale securities for the three months ended June 30, 2008 compared to $70,000 for the three months ended June 30, 2007. The $70,000 gain on sale of available-for-sale securities in 2007 resulted from the sale of $7.1 million in municipal bonds. Loan servicing fees declined by $17,000 from $114,000 for the three months ended June 30, 2008 compared to $97,000 for the three months ended June 30, 2008 due to a reduction in the agricultural portfolio serviced for others.
Total noninterest expenses increased by $47,000 from $2.5 million for the three months ended June 30, 2007 compared to $2.6 million for the three months ended June 30, 2008. The primary reasons for the $47,000 increase were increases in salaries and employee benefits expense, professional fees, and marketing expense, partially offset by decreases in net foreclosed assets expense, data processing expense, and printing and office supplies expense. Salaries and employee benefits increased by $101,000 from $1.2 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008, as a result of an increase in salaries expense, director fees, and officer expense, partially offset by a reduction in ESOP expense.
Data processing fees decreased by $13,000 primarily due to the completion of a data processing contract in 2007 with a former service provider. Professional fees increased by $21,000 from $129,000 for the three months ended June 30, 2007 compared to $150,000 for the three months ended June 30, 2008 primarily due to additional legal and consulting fees associated with the proposed de-listing transaction.
Foreclosed assets expense decreased by $53,000 from $78,000 for the three months ended June 30, 2007 to $25,000 for the three months ended June 30, 2008, primarily due to expenses incurred in 2007 associated with commercial and multi-family foreclosed properties. Marketing expense increased by $12,000 from $59,000 for the three months ended June 30, 2007 to $71,000 for the three months ended June 30, 2008 primarily due to marketing efforts in 2008 to announce to the public the recruitment of a well-established commercial lender in the Savoy market area. Other expenses increased by $11,000 primarily due to an increase in Freddie Mac delivery fees.
Income tax expense was $207,000 for the three months ended June 30, 2008 as compared to $78,000 for the three months ended June 30, 2007. The increase of $129,000 in income tax expense was primarily due to an increase in income before income taxes of $294,000 from $346,000 for the three months ended June 30, 2007 compared to $640,000 for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2008 was 32.3% compared to 22.5% for the three months ended June 30, 2007.

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
Loan Servicing Rights
The Company recognizes the rights to service loans as separate assets on the consolidated balance sheet when the related loans are sold based on their fair value. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair values of each. Loan servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Loan servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the loan servicing rights, resulting in different valuations of the loan servicing rights. The differing valuations will affect the carrying value of the loan servicing rights on the consolidated balance sheet, as well as the income recorded from loan servicing in the income statement. As of June 30, 2008 and December 31, 2007, loan servicing rights had carrying values of $314,000 and $293,000, respectively.
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

Liquidity
At June 30, 2008, the Company had outstanding commitments to originate $32.1 million in loans, and $22.8 million available to be drawn upon for open-end lines of credit. For more information on the outstanding commitments, see the discussion below the caption “Off-Balance Sheet Arrangements and Contractual Commitments”. As of June 30, 2008, the total amount of certificates scheduled to mature in the following 12 months was $109.7 million. The Company believes that it has adequate resources to fund all of its commitments. The Company’s most liquid assets are cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company’s operating, financing, lending and investing activities during any given period. The level of cash and cash equivalents at June 30, 2008 was $14.6 million. The Company’s future short-term requirements for cash are not expected to significantly change. In the event that the Company should require funds beyond its capability to generate them internally, additional sources of funds are available such as Federal Home Loan Bank advances.
Off-Balance Sheet Arrangements and Contractual Commitments
At June 30, 2008, the Company had outstanding commitments to originate loans of $32.1 million. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $7.0 million, with the remainder at floating rates. In addition, the Company had outstanding unused lines of credit to borrowers aggregating $16.2 million for commercial lines of credit, and $6.6 million for consumer lines of credit. Outstanding commitments for letters of credit at June 30, 2008 totaled $573,000. Since these commitments have fixed expiration dates, and some will expire without being drawn upon, the total commitment level may not necessarily represent future cash requirements.
The following table presents additional information about our unfunded commitments as of June 30, 2008, which by their terms have contractual maturity dates subsequent to June 30, 2008:

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
	(Dollars in thousands)

Unfunded commitments:
Letters of credit	$573	$—	$—	$—	$573
Lines of credit	15,661	1,858	523	4,805	22,847
Overdraft protection	1,382	—	—	—	1,382

Totals	$17,616	$1,858	$523	$4,805	$24,802

Capital Resources
The Bank is subject to capital-to-asset requirements in accordance with Federal bank regulations. The following table summarizes the Bank’s regulatory capital requirements, versus actual capital as of June 30, 2008:

			Required for		To be Well
	Actual		Adequate Capital		Capitalized
June 30, 2008	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$34,629	14.12	$19,624	8.0	$24,530	10.0
Tier 1 capital (to risk-weighted assets)	32,170	13.11	9,812	4.0	14,718	6.0
Tier 1 capital (to average assets)	32,170	9.59	13,415	4.0	16,769	5.0
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sources of market risk include interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the six months ended June 30, 2008 and 2007.
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
ITEM 4T. CONTROLS AND PROCEDURES
The Company carried out an evaluation as of June 30, 2008, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) There have been no purchases of the Company’s common stock by the Company during the quarter ended June 30, 2008, and there are no open programs to repurchase shares on the open market.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company’s Annual Meeting of Shareholders was held on April 21, 2008.

b.	Not applicable.

c.	At such meeting, there were 2,185,839 shares of Common Stock entitled to be voted.

The shareholders approved the following matters:
1.	The election of the following individuals as Directors:

	Votes For	Votes Withheld	Term
Terry J. Howard	1,877,752	113,151	3 years
David W. Dick	1,768,619	222,284	3 years
John P. Graham	1,873,534	117,367	3 years
The directors whose terms continued after the meeting were Vick N. Bowyer, Terry T. Hutchison, James D. Motley, Joseph R. Schroeder, and John W. Welborn.
2.	The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2008, as reflected by 1,969,730 votes for, 19,230 votes against and 1,943 abstentions.
d.	Not applicable.
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

FIRST BANCTRUST CORPORATION
Date: August 8, 2008	/s/ Terry J. Howard
Terry J. Howard
President and Chief Executive Officer

Date: August 8, 2008	/s/ Ellen M. Litteral
Ellen M. Litteral
Treasurer and Chief Financial Officer